Form 10QSB
period 1998-03-31
SECURITY FINANCIAL CORP /OH/
filed 1998-08-13
CIK 825392

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _____________ .

Commission file Number:  0-24157

                              SECURITY FINANCIAL CORP.
           (Exact Name of small business issuer as specified in its charter)

DELAWARE                                                      34-1579662
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                     Identification Number)

One South Main Street
Niles, Ohio                                                   44446-0228
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (330) 544-7400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO

                           Security Financial Corp.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB






Part I  Financial Information                                        Page

    Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheet,(unaudited)
             as of March 31, 1998 and December 31, 1997                3

             Consolidated Statements of Income (audited)
             for the three months ended March 31, 1998 and 1997        4

             Consolidated Statements of Changes in
             Stockholders' Equity (unaudited) for the
             Three months ended March 31, 1998                         5

             Consolidated Statement of Cash Flows (unaudited)
             for the three months ended March 31, 1998 and 1997        6

             Notes to Consolidated Financial Statements                7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             8

Part II Other Information                                             12

        Signatures                                                    13

                               SECURITY FINANCIAL CORP.
                        CONSOLIDATED BALANCE SHEET (Unaudited)


                                                   March 31,     December 31,
                                                      1998           1997
                                                -------------  -------------
ASSETS
Cash and due from banks                         $   6,822,553  $   7,416,457
Federal funds sold                                  4,446,000      1,090,000
Interest-bearing deposits in other banks              300,000        400,000
Investment securities available for sale           40,761,422     41,638,502
Loans                                             109,616,622    112,428,694
Less allowance for loan losses                      1,627,747      1,677,651
                                                -------------  -------------
      Net loans                                   107,988,875    110,751,043

Premises and equipment                               3,848,251      3,833,325
  181768
Accrued interest and other assets                   2,352,054      2,128,857
                                                -------------  -------------
      TOTAL ASSETS                              $ 166,519,155  $ 167,258,184
                                                =============  =============
LIABILITIES
Deposits:
   Noninterest-bearing demand                   $  17,803,322  $  18,047,213
   Interest-bearing demand                          8,025,684      7,873,059
   Money market                                     3,530,905      4,017,442
   Savings                                         28,067,265     27,119,276
   Time                                            87,533,534     88,295,471
                                                -------------  -------------
      Total deposits                              144,960,710    145,352,461

Short-term borrowings                               6,085,028      6,523,560
Accrued interest and other liabilities                721,161        749,280
                                                -------------  -------------
      TOTAL LIABILITIES                           151,766,899    152,625,301
                                                -------------  -------------

STOCKHOLDERS' EQUITY
Common stock, no par value;
   1,500,000 shares authorized;
   333,164 shares issued                              832,910        832,910
Capital surplus                                     4,977,246      4,977,246
Retained earnings                                   8,932,891      8,695,696
Net unrealized gain on securities                       9,209        127,031
                                                -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                   14,752,256     14,632,883
                                                -------------  -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 166,519,155  $ 167,258,184
                                                =============  =============



See accompanying notes to the unaudited consolidated financial statements.

                              SECURITY FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                Three Months Ended March 31,
                                                      1998           1997
                                                -------------  -------------
INTEREST INCOME
   Interest and fees on loans                   $   2,495,494  $   2,622,582
   Interest  bearing deposits in other banks            4,537          6,864
   Federal funds sold                                  37,742          6,732
   Investment securities:
      Taxable                                         549,279        398,349
      Exempt from federal income tax                   83,732         36,335
                                                -------------  -------------
              Total interest income                 3,170,784      3,070,862
                                                -------------  -------------
INTEREST EXPENSE
   Deposits                                         1,552,351      1,386,849
   Short-term borrowings                               64,801         59,253
   Other borrowings                                         -         49,858
                                                -------------  -------------
              Total interest expense                1,617,152      1,495,960
                                                -------------  -------------
NET INTEREST INCOME                                 1,553,632      1,574,902

PROVISION FOR LOAN LOSSES                             337,000        300,000
                                                -------------  -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                 1,216,632      1,274,902
                                                -------------  -------------
OTHER INCOME
   Service charges and fees                           137,604        139,655
   Investment securities gains, net                    10,769              -
   Other income                                        59,678         70,388
                                                -------------  -------------
              Total other income                      208,051        210,043
                                                -------------  -------------
OTHER EXPENSE
   Salaries and employee benefits                     628,015        608,797
   Occupancy expense                                  167,840        158,029
   Other expense                                      311,856        310,140
                                                -------------  -------------
              Total other expense                   1,107,711      1,076,966
                                                -------------  -------------
Income before income taxes                            316,972        407,979
Applicable income taxes                                79,777        126,349
                                                -------------  -------------
NET INCOME                                      $     237,195  $     281,630
                                                =============  =============
EARNINGS PER SHARE                              $        0.71  $        1.01

AVERAGE SHARES OUTSTANDING                            333,164        279,422




See accompanying notes to the unaudited consolidated financial statements.

                                               SECURITY FINANCIAL CORP.
                                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (Unaudited)


                                                                                          Net
                                                                                       Unrealized
                                        Common         Capital          Retained       Gain (Loss)                   Comprehensive
                                        Stock          Surplus          Earnings      on Securities      Total         Income
                                      ---------      -----------      -----------     -------------   -----------    -------------

Balance, December 31, 1997            $ 832,910      $ 4,977,246      $ 8,695,696      $ 127,031      $14,632,883


Net income                                                                237,195                         237,195      $   237,195
Net unrealized loss on securities                                                       (117,822)        (117,822)        (117,822)
                                      ---------      -----------      -----------      ---------      -----------     ------------

Balance, March 31, 1998               $ 832,910      $ 4,977,246      $ 8,932,891      $ 239,209      $14,752,256      $   119,373
                                      =========      ===========      ===========      =========      ===========     ============



Components of comprehensive income:
Change in net unrealized gain on investment
   securities held for sale                                                                                            $  (110,774)
Realized gains included in net income net
   of tax                                                                                                                   (7,048)
                                                                                                                       -----------

Total                                                                                                                  $  (117,822)
                                                                                                                       ===========


See accompanying notes to the unaudited consolidated financial statements.

                                      SECURITY FINANCIAL CORP.
                          CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                     Three Months Ended March 31,
                                                                         1998           1997
                                                                     ------------   -------------
OPERATING ACTIVITIES
   Net income                                                        $    237,195   $    281,630
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization                                       332,082        120,254
      Provision for loan losses                                           337,000        300,000
      Mortgage loans originated for sale                               (1,256,600)      (560,840)
      Proceeds from sales of mortgage loans                             1,279,478        566,250
      Investment securities gains, net                                    (10,769)             -
      Decrease (increase) in accrued interest receivable                   10,857        (26,712)
      Increase (decrease) in accrued interest payable                     (19,924)       296,918
      Other, net                                                          (28,602)      (475,186)
                                                                     ------------   ------------
      Net cash provided by operating activities                           880,717        502,314
                                                                     ------------   ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from sales                                                 216,108              -
      Proceeds from maturities and principal repayments                 3,044,356      1,608,514
      Purchases                                                        (2,718,828)    (1,329,477)
   Net decrease (increase) in loans                                     2,130,824     (2,310,435)
   Purchase of premises and equipment                                     (98,926)       (24,098)
   Proceeds from sale of other real estate owned                           39,254              -
                                                                     ------------   ------------
      Net cash provided by (used for) investing activities              2,612,788     (2,055,496)
                                                                     ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                   (391,751)     9,096,676
   Increase (decrease) in short-term borrowings                          (439,658)    (1,918,708)
   Repayment of other borrowings                                                -     (3,400,000)
   Proceeds from sale of common stock                                           -      1,894,319
                                                                     ------------   ------------
      Net cash provided by (used for) financing activities               (831,409)     5,672,287
                                                                     ------------   ------------
      Increase in cash and cash equivalents                             2,662,096      4,119,105

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        8,906,457      7,073,483
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 11,568,553   $ 11,192,588
                                                                     ============   ============

See accompanying notes to the unaudited consolidated financial statements.

                         Security Financial Corp.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - EARNINGS PER SHARE

There are no convertible securities which would affect the net income required to be used in calculating basic and diluted earnings per share, as such, net income as presented on the consolidated statement of income is used for computation purposes.

The average shares outstanding for both basic and diluted earnings per share are 333,164 at March 31, 1998 and 279,422 at March 31, 1997.

NOTE 3 - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of statement No. 130 as part of the statement of changes in stockholders' equity.

                       MANAGEMENT'S DISCUSSION & ANALYSIS OF

                               FINANCIAL CONDITION
                                       &
                               RESULTS OF OPERATIONS


Financial Condition


Total assets decreased by $39,000 or 0.44% from December 31, 1997 to March 31,1998, primarily as a result of the decrease in the loan portfolio. Gross loans decreased $2,812,000 or 2.5% during the first three months of 1998. Decreases occurred in the real estate and installment portfolios which combined to decrease $2,788,000 during the first three months of 1998. The Bank experienced significant rate competition in the commercial lending area from larger institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The decrease in the installment portfolio was due to the continued slowdown in funding the indirect portfolio.

Total securities declined by $877,000 or 2.1% to $40,761,000 at March 31, 1998 from $41,638,000 at December 31, 1997. The decline was primarily the result of normal principal repayments during the three months. Mortgage-backed securities are typically being used to supplement the loan portfolio in periods of inadequate demand. Principal repayments from mortgage-backed securities are being used to fund loans and to meet operating expenses.

Total deposits decreased $392,000 or .27%, during the first three months of 1998 . Non-interest bearing deposits decreased $244,000 for the period ended March 31,1998.

Stockholders' equity increased $119,000 for the three month period ended March 31, 1998, due to net income of $237,000 which was offset by a decreased net unrealized gains on securities of $117,000.

Results of Operations

Net income for the three-month period ending March 31, 1998 amounted to $237,100compared to $281,000 during the same period in 1997. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first quarter 1998 amounted to $3,171,000 as compared to$3,071,000 during the same period 1997, an increase of $100,000. During the same time period, interest expense increased $121,000 from $1,496,000 in 1997 to$1,617,000 in 1998. The increase in interest income is the result of an increase in the yield of the investment portfolio over the 12 month period. The increase in the interest expense for the period is mainly due to a change in the deposit structure in the first quarter of 1997 from short-term borrowing to large certificates of deposits.

Provision for Possible Loan Losses The provision for possible loan losses for the three months ended March 31, 1998 was $337,000, compared to $300,000 for the three months ended March 31, 1997. The increase in the provision, related primarily to an increase in net loan charge-offs for the three months ended March 31, 1998 compared to the same period in 1997, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for possible loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb possible losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for possible loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for possible loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Non-interest income, which is comprised principally of service charges on deposit accounts, remained constant when comparing 1st quarters of 1997 to 1998.

Non-interest expense increased $30,745 or 2.85% to $1,107,711 for 1998 from $1,076,966 for 1997. The increase was the result of operating a larger organization. Compensation and benefits increased $19,218 or 3.15%.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, the Company uses asset liability management policies along with its investment policies to assure it can meet its financial obligations to depositors, credit customers and shareholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other capital expenditures.

Liquidity management is influenced by cash generated by operating activities, investing activities and financing activities. The most important source of funds is the deposits which are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company's availability of funds.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without consideration for changes in the relative purchasing power of money over time caused by inflation.

Unlike industrial companies, nearly all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such goods and services are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

YEAR 2000 COMPLIANCE

Management has developed a year 2000 compliance program to prepare the Bank's computer systems and applications for the year 2000. The Bank has completed the planning and assessment phases of the plan and has begun the testing phase. Critical applications are scheduled to be tested by December 31, 1998 and all applications are scheduled to be completed by March 31, 1999. The Bank expects to incur internal staff costs as well as consulting and other expense related to testing and enhancements to prepare the systems for the year 2000. Although these costs cannot be fully determined at this time, they are not considered to be material. A significant portion of these costs are not likely to be incremental costs to the Bank, but rather will represent the redeployment of existing resources.

RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 1998 and December 31, 1997. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.


                                         March 31,        December 31,
                                           1998              1997
                                          ------            ------
                                           (Dollars in Thousands)

Loans on nonaccrual basis                 $2,130            $2,291
Loans past due 90 days or more               350               494
                                          ------            ------
Total non-performing loans                 2,480             2,785
                                          ------            ------
Real estate owned                            214                39
                                          ------            ------
Total non-performing assets               $2,694            $2,824
                                          ======            ======
Total non-performing loans to
   total loans                              2.16%             2.48%
                                          ======            ======
Total non-performing loans to
   total assets                             1.49%             1.67%
                                          ======            ======
Total non-performing assets to
   total assets                             1.62%             1.69%
                                          ======            ======

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

None.

Item 2.  Changes in rights of the Company's Security holders.

None.

Item 3.  Defaults by the Company on its senior securities.

None.

Item 4.  Results of votes of security holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

None.

                           SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Security Dollar
  (Registrant)


Date: August 14, 1998         By:  /s/ Glenn Griffiths
                                  ----------------------------
                                  Glenn Griffiths,
                                  President & CEO


Date: August 14, 1998         By:  /s/ Donald Stacy
                                  ----------------------------
                                  Donald Stacy,
                                  Vice President & Treasurer