Form 10QSB
period 1998-06-30
SECURITY FINANCIAL CORP /OH/
filed 1998-08-13
CIK 825392

1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the quarterly period ended June 30, 1998 or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from             to             .
                              -------------  -------------

Commission file Number:  0-24157

                    SECURITY FINANCIAL CORP.
(Exact Name of small business issuer as specified in its charter)

DELAWARE                                                   34-1579662
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                  Identification Number)

One South Main Street
Niles, Ohio                                                44446-0228
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (330) 544-7400

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X NO
                                                                    ---

2
                    Security Financial Corp.
            INDEX TO QUARTERLY REPORT ON FORM 10-QSB






Part I  Financial Information                                        Page

          Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet, (unaudited)
                 as of June 30, 1998 and December 31, 1997             3

                 Consolidated Statements of Income (unaudited) for
                 three and six months ended June 30, 1998 and 1997     4

                 Consolidated Statements of Changes in
                 Stockholders' Equity (unaudited) for the
                 six months ended June 30, 1998                        5

                 Consolidated Statement of Cash Flows (unaudited)
                 for the six months ended June 30, 1998 and 1997       6

                 Notes to Consolidated Financial Statements            7

          Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         8

Part II Other Information                                             13

        Signatures                                                    14

3
                     SECURITY FINANCIAL CORP.
              CONSOLIDATED BALANCE SHEET (Unaudited)


                                                    June 30,     December 31,
                                                      1998           1997
ASSETS                                           -------------  -------------
Cash and due from banks                          $   7,078,811  $   7,416,457
Federal funds sold                                   2,518,000      1,090,000
Interest-bearing deposits in other banks               200,000        400,000
Investment securities available for sale            43,611,641     41,638,502
Loans                                              108,940,298    112,428,694
Less allowance for loan losses                       1,528,207      1,677,651
                                                 -------------  -------------
      Net loans                                    107,412,091    110,751,043

Premises and equipment                               4,444,858      3,833,325
Accrued interest and other assets                    2,494,893      2,128,857
                                                 -------------  -------------
      TOTAL ASSETS                               $ 167,760,294  $ 167,258,184
                                                 ============= ==============
LIABILITIES
Deposits:
   Noninterest-bearing demand                    $  18,550,174  $  18,047,213
   Interest-bearing demand                           7,652,576      7,873,059
   Money market                                      5,006,467      4,017,442
   Savings                                          27,429,543     27,119,276
   Time                                             85,837,460     88,295,471
                                                 -------------  -------------
      Total deposits                               144,476,220    145,352,461

Short-term borrowings                                7,648,287      6,523,560
Accrued interest and other liabilities                 737,115        749,280
                                                 -------------  -------------
      TOTAL LIABILITIES                            152,861,622    152,625,301
                                                 -------------  -------------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,500,000 shares authorized;
333,164 shares issued                                  832,910        832,910
Capital surplus                                      5,107,565      4,977,246
Retained earnings                                    8,915,881      8,695,696
Net unrealized gain on securities                       42,316        127,031
                                                 -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                    14,898,672     14,632,883
                                                 -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 167,760,294  $ 167,258,184
                                                 ============= ==============



See accompanying notes to the unaudited consolidated financial statements.

4

                                  SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                  1998           1997           1998           1997
INTEREST INCOME                              -------------  -------------  -------------  -------------
   Interest and fees on loans                $   2,448,364  $   2,700,970  $   4,943,858  $   5,323,552
   Interest-bearing deposits in other banks          3,917          5,473          8,454         12,337
   Federal funds sold                               51,442         44,903         89,184         51,635
   Investment securities:
      Taxable                                      535,604        420,548      1,084,883        818,897
      Exempt from federal income tax                98,299         40,705        182,031         77,040
                                             -------------  -------------  -------------  -------------
              Total interest income              3,137,626      3,212,599      6,308,410      6,283,461
                                             -------------  -------------  -------------  -------------
INTEREST EXPENSE
   Deposits                                      1,536,901      1,483,038      3,089,252      2,869,887
   Short-term borrowings                            66,765         39,111        131,566         98,364
   Other borrowings                                     -          32,489             -          82,347
                                             -------------  -------------  -------------  -------------
              Total interest expense             1,603,666      1,554,638      3,220,818      3,050,598
                                             -------------  -------------  -------------  -------------
NET INTEREST INCOME                              1,533,960      1,657,961      3,087,592      3,232,863

PROVISION FOR LOAN LOSSES                          300,000        300,000        637,000        600,000
                                             -------------  -------------  -------------  -------------
NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                1,233,960      1,357,961      2,450,592      2,632,863
                                             -------------  -------------  -------------  -------------
OTHER INCOME
   Service charges and fees                        140,337        157,676        277,941        297,331
   Investment securities gains, net                 20,913          3,420         31,682          3,420
   Other income                                     62,421        117,128        122,099        187,516
                                             -------------  -------------  -------------  -------------
              Total other income                   223,671        278,224        431,722        488,267
                                             -------------  -------------  -------------  -------------
OTHER EXPENSE
   Salaries and employee benefits                  596,217        543,461      1,224,232      1,152,258
   Occupancy expense                               169,975        150,595        337,815        308,624
   Other expense                                   416,394        424,395        728,250        734,535
                                             -------------  -------------  -------------  -------------
              Total other expense                1,182,586      1,118,451      2,290,297      2,195,417
                                             -------------  -------------  -------------  -------------
Income before income taxes                         275,045        517,734        592,017        925,713
Applicable income taxes                             78,527        159,264        158,304        285,613
                                             -------------  -------------  -------------  -------------
NET INCOME                                   $     196,518  $     358,470  $     433,713  $     640,100
                                             ============= ============== ============== ==============
EARNINGS PER SHARE                           $        0.59  $        1.14  $        1.30  $        2.16

AVERAGE SHARES OUTSTANDING                         334,112        313,624        333,588        296,666



See accompanying notes to the unaudited consolidated financial statements.

5

                                          SECURITY FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (Unaudited)


                                                                                    Net
                                                                                 Unrealized
                                       Common        Capital       Retained      Gain (Loss)                  Comprehensive
                                       Stock         Surplus       Earnings     on Securities      Total         Income

Balance, December                  $    832,910   $  4,977,246   $  8,695,696   $    127,031   $ 14,632,883


Net income                                                            433,713                       433,713    $   433,713
Cash dividends                                                       (213,528)                     (213,528)
Dividend reinvestment plan                             130,319                                      130,319
Net unrealized loss on securities                                                    (84,715)       (84,715)       (84,715)
                                   -------------  -------------  -------------  -------------  -------------  -------------

Balance, June 30,                  $    832,910   $  5,107,565   $  8,915,881   $     42,316   $ 14,898,672   $    348,998
                                   ============= ============== ============== ============== ============== ==============






Components of comprehensive income:
Change in net unrealized gain on investment
   securities held for sale                                                                                   $    (63,805)
Realized gains included in net income net
   of tax                                                                                                          (20,910)
                                                                                                             --------------
Total                                                                                                         $    (84,715)
                                                                                                             ==============


See accompanying notes to the unaudited consolidated financial statements.

6

                             SECURITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                Six Months Ended June 30,
                                                                   1998            1997
OPERATING ACTIVITIES                                           -------------   ------------
   Net income                                                  $     433,713   $    640,100
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation and amortization                                  543,412        363,479
      Provision for loan losses                                      637,000        600,000
      Mortgage loans originated for sale                          (1,256,600)    (1,032,075)
      Proceeds from sales of mortgage loans                        1,284,979      1,054,342
      Investment securities gains, net                               (31,682)        (3,420)
      Increase in accrued interest receivable                         (1,791)       (28,733)
      Increase (decrease) in accrued interest payable                (19,924)       297,950
      Other, net                                                    (165,395)      (508,290)
                                                                ------------   ------------

      Net cash provided by operating activities                    1,423,712      1,383,353
                                                                ------------   ------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from sales                                            932,259      2,180,688
      Proceeds from maturities and principal repayments            5,625,943      2,139,900
      Purchases                                                   (8,833,827)    (7,432,127)
   Net decrease (increase) in loans                                2,318,395     (3,213,254)
   Purchase of premises and equipment                               (779,533)       (74,007)
   Proceeds from sale of other real estate owned                      39,254              -
                                                                ------------   ------------

      Net cash used for investing activities                        (697,509)    (6,398,800)
                                                                ------------   ------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits                              (876,241)    12,890,149
   Increase (decrease) in short-term borrowings                    1,123,601     (2,140,148)
   Repayment of other borrowings                                           -     (4,400,000)
   Cash dividends                                                   (213,528)       (88,059)
   Proceeds from dividend reinvestment plan                          130,319         50,536
   Proceeds from sale of common stock                                      -      2,599,293
                                                                ------------   ------------

      Net cash provided by financing activities                      164,151      8,911,771
                                                                ------------   ------------

      Increase in cash and cash equivalents                          890,354      3,896,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     8,906,457      7,073,483
                                                                ============   ============

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  9,796,811   $ 10,969,807
                                                                ============   ============

See accompanying notes to the unaudited consolidated financial statements.

7
               Security Financial Corp.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

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

NOTE 2 - STOCK OPTION PLAN

On December 30, 1997, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at the annual meeting held on April 21, 1998. An aggregate of 33,000 shares of authorized but unissued common stock of the Company were reserved for future issuance under the plan. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted.

NOTE 3 - EARNINGS PER SHARE

There are no convertible securities which would affect the net income required to be used in calculating basic and diluted earnings per share, as such, net income as presented on the consolidated statement of income is used for computation purposes.

The average shares outstanding for both basic and diluted earnings per share are 333,164 at June 30, 1998 and 279,422 at June 30,1997.

NOTE 4 - COMPREHENSIVE INCOME

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

        MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION
               & RESULTS OF OPERATIONS



Financial Condition

Total assets increased by $502,000 or 0.3% from December 31, 1997 to June 30, 1998. Gross loans decreased $3,488,000 or 3.1% during the first six months of 1998. Decreases occurred in the real estate and installment portfolios which combined to decrease $3,639,000 during the first six months of 1998. The Bank experienced significant rate competition in the commercial real estate lending area from larger institutions and strategically decided not to negatively impact net interest margin by offering comparable rates. The decrease in the installment portfolio was due to the continued slowdown in funding the indirect portfolio.

Total securities increased by 1.9 million or 4.7% to $43,612,000 at June 30, 1998 from $41,639,000 at December 31, 1997. The increase was primarily the result of low loan demand during the six months. Mortgage-backed securities are typically being used to supplement the loan portfolio in periods of inadequate demand. Principal repayments from mortgage-backed securities are being used to fund loans and to meet operating expenses.

Total deposits decreased $876,241 or 0.60%, during the first six months of 1998. Time certificates of deposits decreased $2,458,011 for the period ended June 30,1998.

Stockholders' equity increased $216,000 for the six month period ended
June 30, 1998, due to net income of $434,000 which was offset by cash dividends paid of $214,000 and a decreased net unrealized gains on securities of $85,000.

Results of Operations

Net income for the period ending June 30, 1998 stood at $434,000 compared to $640,000 during the same period in 1997. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates.
This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first half 1998 amounted to $6,308,000 as compared to $6,283,000 during the same period 1997, a increase of $25,000. During the same time period, interest expense increased $170,000 from $3,051,000 in 1997 to$3,221,000 in 1998. The increase in interest income is the result of an increase in the yield of the investment portfolio over the 12 month period. The increase in the interest expense for the period is mainly due to a change in the deposit structure in the first half of 1997 from short-term borrowing to large certificates of deposits.

The provision for possible loan losses for the six months ending June 30, 1998 was $637,000, compared to $600,000 for the six months ended June 30, 1997. The increase in the provision, related primarily to an increase in net loan charge-offs for the six months ended June 30, 1998 compared to the same period in 1997, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for possible loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb possible losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for possible loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for possible loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Non-interest expense increased $95,000 or 4.32% to $2,290,000 for 1998 from $2,195,000 for 1997. The increase was the result of operating a larger organization. Compensation and benefits increased $71,974 or 6.24%.

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

9
Impact of Inflation and Changing Prices

The financial statements and related data have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without consideration for changes in the relative purchasing power of money over time caused by inflation.

Unlike industrial companies, nearly all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than general levels of inflation. Interest rates do not necessarily move in the same direction of in the same magnitude as the price of goods and services, since such goods and services are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

Year 2000 Compliance

Management has developed a year 2000 compliance program to prepare the Bank's computer systems and applications for the year 2000. The Bank has completed the planning and assessment phases of the plan and has begun the testing phase. Critical applications are scheduled to be tested by December 31, 1998 and all applications are scheduled to be completed by March 31, 1999. The Bank expects to incur internal staff costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the year 2000. Although these costs cannot be fully determined at this time, they are not considered to be internal. A significant portion of these costs are not likely to be incremental costs to the Bank, but rather will represent the redeployment of existing resources.

10
Risk Elements

Non performing Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                    June 31,    December 31,
                                      1998         1997
                                    --------     --------
                                    (Dollars in Thousands)

Loans on nonaccrual basis           $ 2,378     $ 2,291
Loans past due 90 days or more          302         494
                                     ------      ------
Total non-performing loans            2,680       2,785
                                     ------      ------
Real estate owned                       214          39
                                     ------      ------
Total non-performing assets           2,894       2,824
                                     ======      ======
Total non-performing loans to
 total loans                           2.46 %      2.48 %
                                     ======      ======
Total non-performing loans to
 total assets                          1.60 %      1.67 %
                                     ======      ======
Total non-performing assets to
 total assets                          1.73 %      1.69 %
                                     ======      ======

11
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in the rights of the Company's security holders
        None

Item 3. Defaults by the Company on its senior securities
        None

Item 4. Results of votes of security holders

The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 21, 1998:

Election of Directors:

The following directors were elected with terms to expire April, 2000:

                                 For       Withhold Authority
Gary A. Clayman                253,753            2,934
Glenn E. Griffiths             253,469            3,218
Robert J. McClurkin            253,266            3,421

Adapt the Security Financial Corp. 1997 stock option plan.

     For         206,691
     Against      38,195

To amend Certificate of Incorporation to increase authorized shares from 750,000 to 1,500,000 and to eliminate par value.

     For         240,287
     Against       6,859

S.R. Snodgrass was elected as the Company's Independent Auditors for the year ending December 31, 1998 by the following vote:

     For         245,662
     Against         102

Item 5. Other Information
        None
Item 6. Exhibits and Reports on Form 8-K
        None

12
                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Security Financial Corp.
   (Registrant)


Date:  August 14, 199                 By:  /s/ Glenn Griffiths
                                           -----------------------
                                           Glenn Griffiths,
                                           President & CEO



Date:  August 14, 1998                By:  /s/ Donald Stacy
                                           -----------------------
                                           Donald Stacy,
                                           Vice President &
                                           Treasurer