Form 10QSB
period 1998-09-30
SECURITY FINANCIAL CORP /OH/
filed 1998-11-13
CIK 825392

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the quarterly period ended September 30, 1998 or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


For the transition period from             to             .
                              -------------  -------------

Commission file Number:  0-24157

                            SECURITY FINANCIAL CORP.
       (Exact Name of small business issuer as specified in its charter)

DELAWARE                                                           34-1579662
--------                                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                          Identification Number)

One South Main Street
Niles, Ohio                                                        44446-0228
---------------------                                              ----------
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
YES  X      NO
    ---        ---

                              Security Financial Corp.
                     INDEX TO QUARTERLY REPORT ON FORM 10-QSB



Part I  Financial Information                                             Page
                                                                          ----
        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet, (unaudited)
                 as of September 30, 1998 and December 31, 1997             3

                 Consolidated Statements of Income (unaudited) for
                 three and nine months ended September 30, 1998 and 1997    4

                 Consolidated Statements of Changes in
                 Stockholders' Equity (unaudited) for the
                 nine months ended September 30, 1998                       5

                 Consolidated Statement of Cash Flows (unaudited)
                 for the nine months ended September 30, 1998 and 1997      6

                 Notes to Consolidated Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              8

Part II Other Information                                                  13

        Signatures                                                         14

                           SECURITY FINANCIAL CORP.
                  CONSOLIDATED BALANCE SHEET (Unaudited)

                                                  September 30,  December 31,
                                                      1998           1997
ASSETS                                           -------------  -------------
Cash and due from banks                          $   6,832,297  $   7,416,457
Federal funds sold                                   1,096,000      1,090,000
Interest-bearing deposits in other banks             4,645,000        400,000
Investment securities available for sale            43,198,615     41,638,502
Loans                                              107,821,220    112,428,694
Less allowance for loan losses                       2,517,095      1,677,651
                                                 -------------  -------------
      Net loans                                    105,304,125    110,751,043

Premises and equipment                               4,720,484      3,833,325
Accrued interest and other assets                    2,611,465      2,128,857
                                                 -------------  -------------
      TOTAL ASSETS                               $ 168,407,986  $ 167,258,184
                                                 ============= ==============
LIABILITIES
Deposits:
   Noninterest-bearing demand                    $  17,594,506  $  18,047,213
   Interest-bearing demand                           7,712,395      7,873,059
   Money market                                      7,931,607      4,017,442
   Savings                                          26,928,044     27,119,276
   Time                                             84,704,680     88,295,471
                                                 -------------  -------------
      Total deposits                               144,871,232    145,352,461

Short-term borrowings                                8,436,347      6,523,560
Accrued interest and other liabilities                 712,517        749,280
                                                 -------------  -------------
      TOTAL LIABILITIES                            154,020,096    152,625,301
                                                 -------------  -------------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,500,000 shares authorized;
333,164 shares issued                                  832,910        832,910
Capital surplus                                      5,107,565      4,977,246
Retained earnings                                    8,298,600      8,695,696
Net unrealized gain on securities                      148,815        127,031
                                                 -------------  -------------
      TOTAL STOCKHOLDERS' EQUITY                    14,387,890     14,632,883
                                                 -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 168,407,986  $ 167,258,184
                                                 ============= ==============



See accompanying notes to the unaudited consolidated financial statements.

                                         SECURITY FINANCIAL CORP.
                              CONSOLIDATED STATEMENT OF INCOME (Unaudited)


                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                 1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
INTEREST INCOME
   Interest and fees on loans                $ 2,467,132    $ 2,700,140    $ 7,410,990    $ 8,023,692
   Interest bearing deposits in other banks        5,839          3,356         14,293         15,693
   Federal funds sold                             77,039         51,181        166,223        102,816
   Investment securities:
      Taxable                                    524,058        478,807      1,608,941      1,297,704
      Exempt from federal income tax             116,325         51,913        298,356        128,953
                                             -----------    -----------    -----------    -----------
              Total interest income            3,190,393      3,285,397      9,498,803      9,568,858
                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE
   Deposits                                    1,548,785      1,544,374      4,638,037      4,414,261
   Short-term borrowings                          96,277         54,526        227,843        152,890
   Other borrowings                                    -         15,453              -         97,800
                                             -----------    -----------    -----------    -----------
              Total interest expense           1,645,062      1,614,353      4,865,880      4,664,951
                                             -----------    -----------    -----------    -----------

NET INTEREST INCOME:                           1,545,331      1,671,044      4,632,923      4,903,907

PROVISION FOR LOAN LOSSES                      1,390,000        300,000      2,027,000        900,000
                                             -----------    -----------    -----------    -----------

NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                155,331      1,371,044      2,605,923      4,003,907
                                             -----------    -----------    -----------    -----------

OTHER INCOME
   Service charges and fees                      151,900        163,560        429,841        460,891
   Investment securities gains, net                    0          3,757         31,682          7,177
   Other income                                   31,219         41,439        153,318        228,955
                                             -----------    -----------    -----------    -----------
              Total other income                 183,119        208,756        614,841        697,023
                                             -----------    -----------    -----------    -----------

OTHER EXPENSE
   Salaries and employee benefits                683,815        563,027      1,908,047      1,715,285
   Occupancy expense                             204,012        153,186        541,827        461,810
   Other expense                                 433,644        344,805      1,161,894      1,079,340
                                             -----------    -----------    -----------    -----------
              Total other expense              1,321,471      1,061,018      3,611,768      3,256,435
                                             -----------    -----------    -----------    -----------

Income before income taxes                      (983,021)       518,782       (391,004)     1,444,495
Applicable income taxes                         (365,740)       153,629       (207,436)       439,242
                                             -----------    -----------    -----------    -----------

NET INCOME                                   $  (617,281)   $   365,153    $  (183,568)   $ 1,005,253
                                             ===========    ===========    ===========    ===========

EARNINGS PER SHARE                           $     (1.84)   $      1.10    $     (0.55)   $      3.01

AVERAGE SHARES OUTSTANDING                       335,306        331,538        330,920        334,364



See accompanying notes to the unaudited consolidated financial statements.

                                         SECURITY FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (Unaudited)

                                                                                  Net
                                                                              Unrealized
                                      Common       Capital       Retained     Gain (Loss)               Comprehensive
                                       Stock       Surplus       Earnings    on Securities     Total        Income
                                   ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997         $    832,910  $  4,977,246  $  8,695,696  $    127,031  $ 14,632,883

Net income                                                         (183,568)                   (183,568) $   (183,568)
Cash dividends                                                     (213,528)                   (213,528)
Dividend reinvestment plan                            130,319                                   130,319
Other comprehensive income:
 Unrealized gain on available
  for sale securities                                                              21,784        21,784        21,784
                                   ------------  ------------  ------------  ------------  ------------  ------------

Balance, September 30, 1998        $    832,910  $  5,107,565  $  8,298,600  $    148,815  $ 14,387,890  $   (161,784)
                                   ============  ============  ============  ============  ============  ============



Components of comprehensive income:
Change in net unrealized gain on investment
  securities held for sale                                                                               $     42,694
Realized gains included in net income net
  of tax                                                                                                      (20,910)
                                                                                                         ------------

Total                                                                                                    $     21,784
                                                                                                         ============

See accompanying notes to the unaudited consolidated financial statements.

                                    SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                               Nine Months Ended September 30,
                                                     1998           1997
                                                -------------  -------------
OPERATING ACTIVITIES
   Net income                                   $    (183,568) $   1,005,253
   Adjustments to reconcile net income
    to net cash provided
   by operating activities:
      Depreciation and amortization                   835,419        557,639
      Provision for loan losses                     2,027,000        900,000
      Mortgage loans originated for sale           (1,631,600)    (2,357,662)
      Proceeds from sales of mortgage loans         1,662,259      2,404,302
      Investment securities (gains) losses, net       (31,682)        (7,177)
      Increase in accrued interest receivable         (61,269)      (112,516)
      Increase (decrease) in accrued
       interest payable                               (21,263)       299,009
      Other, net                                     (302,891)      (395,388)
                                                -------------  -------------

      Net cash provided by operating activities     2,292,405      2,293,460
                                                -------------  -------------

INVESTING ACTIVITIES
   Investment securities available for sale:
      Proceeds from sales                             932,259      2,282,245
      Proceeds from maturities and principal
       repayments                                   9,031,241      3,861,669
      Purchases                                   (11,788,974)   (14,335,020)
   Net decrease (increase) in loans                 2,952,591     (1,614,150)
   Purchase of premises and equipment              (1,139,159)       (98,874)
   Proceeds from sale of other real estate owned       39,254              -
                                                -------------  -------------

      Net cash provided by (used for) investing
       activities                                      27,212     (9,904,130)
                                                -------------  -------------

FINANCING ACTIVITIES
   Net increase (decrease) in deposits               (481,229)    12,382,549
   Increase (decrease) in short-term borrowings     1,911,661        (67,230)
   Repayment of other borrowings                            -     (4,400,000)
   Cash dividends                                    (213,528)      (180,560)
   Proceeds from dividend reinvestment plan           130,319         88,121
   Proceeds from sale of common stock                       -      2,599,293
                                                -------------  -------------

      Net cash provided by financing activities     1,347,223     10,422,173
                                                -------------  -------------

      Increase in cash and cash equivalents         3,666,840      2,811,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      8,906,457      7,073,483
                                                -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $  12,573,297  $   9,884,986
                                                =============  =============

See accompanying notes to the consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RECENT DEVELOPMENTS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
-----------------------------------------------------------------------------

Total assets increased by approximately $1,150,000 to $168,408,000 at September 30, 1998 from $167,258,000 at December 31, 1997.

Interest-bearing deposits with other banks increased from $400,000 at December 31, 1997 to $4,645,000 at September 30, 1998. Investment securities increased from $41,639,000 at December 31, 1997 to $43,199,000 at September 30, 1998, or 3.8%. The increases were primarily funded by a decline in loans during the period.

Net loan receivables decreased $5,447,000 or 4.9% from $110,751,000 at December 31, 1997 to $105,304,000 at September 30, 1998. The decline in loans is primarily in the installment loan portfolio and more specifically in the indirect automobile loan portfolio. As discussed below, the Company has experienced significant loan losses in relation to this portfolio and management has been stringently enforcing existing underwriting guidelines which has resulted in a reduction in loan origination's. Indirect automobile loans have relatively short average lives and the repayment of these loans have outpaced the new loan origination's.

Net office properties and equipment increased $887,000 or 23.1%. This is directly related to new operations center located in Niles, OH opening in November 1998.

Short-term borrowings increased $1,913,000 or 29.3% from $6,523,560 at December 31, 1997 to $8,436,347 at September 30, 1998 due entirely to an increase in repurchase agreements as management believes such accounts are a stable source of funds as they represent substitutes for core deposits for larger commercial and governmental agency customers.

Equity capital decreased by $245,000 for the nine months ended September 30, 1998, as a result of the net loss of $184,000 recorded for the period and dividend payments of $214,000. These reductions to equity capital were offset by the purchase of shares of common stock through the dividend reinvestment plan amounting to $130,000. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including governmental regulations and policies.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
-----------------------------------------------------------------
SEPTEMBER 30, 1998 AND 1997
---------------------------

Net income decreased $1.2 million to a loss of $184,000 for the nine months ended September 30, 1998 from a net income of $1.0 million for the same period ended 1997. This decrease was primarily due to an increase in provision for loan losses of $1.1 million coupled with a decline in net interest income of $201,000 and an increase in other expenses of $355,000 offset with a decline in income tax expense of $647,000.

Net interest income decreased $201,000 or 4.1%, to $4,633,000 for the nine months ended September 30, 1998 compared to $4,904,000 for the same period ended 1997. The decrease in net interest income resulted primarily from a decrease in earnings on loans of $613,000 or 7.6% and an increase in interest expense on deposits of $224,000. The decrease in interest income on loans was due to a decrease in the average principal balances for loans coupled with an slight decline in yields on loans, while the increase the interest expense on deposits is almost entirely a result of increased average balance for the period. Offsetting this decrease of interest income was an increase on investment securities of $481,000 and on federal funds sold of $63,000.

During 1997 and 1998 the Company's earnings have been adversely effected by significant provisions for loan losses. In 1995 the Company initiated an indirect automobile loan program within its immediate market area. This program experienced significant growth in 1996 and continued through May 1997. During this period, management and the Board of Directors initiated and modified certain policies and procedures to protect asset quality in this volatile industry. A former officer of the Bank continually circumvented the policies and procedures initiated and modified to protect asset quality, thereby allowing loans to be granted that were outside the policy guidelines implemented. The significant provisions for loan losses recorded in 1997 and 1998 have primarily been attributed to the indirect automobile loans.

Management has been monitoring and continually implementing additional control procedures to protect asset quality. Management has performed a recent study, which indicates that 93 percent of all automobile repossession have occurred in loans that were granted on terms and conditions that were outside of the policy limits established, resulting in approximately $1.5 million in losses. These losses were provided for from current earnings of the Company which reduced the earnings for 1997 and 1998. Based on this study management believes there is the potential for additional losses on such loans of approximately $1,000,000 and has provided for these potential losses in the third quarter of 1998 by increasing the loan loss reserve accordingly. The recent provision to the loan loss reserve will fund the losses if and when they occur in the future.

The former officer of the Bank was dismissed in 1997 and the Company has filed civil litigation against this individual along with others who were believed to be involved with these transactions. The Company has also initiated a claim with its blanket bond insurance carrier asserting wrongful conduct on part of the Bank officer in making these loans. The Board of Directors intends to pursue both these actions vigorously to recover losses realized and to recover any future charge-offs that may occur in association with the loans granted outside the limitations established by the Board of Directors.

The Company has continued to participate in the indirect dealer automobile loan market as it provides a desired product in the market it serves. The Company has originated $5.5 million in indirect automobile loans since August 1997. These loans have a remaining outstanding balance of approximately $4.6 million and as of September 1998, are experiencing zero delinquencies and no charge-offs.

Management's evaluation of the allowance for loan losses encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The provision for loan losses increased by $1.1 million for the nine months ended September 30, 1998 compared to the same period ended 1997. See "Risk Elements".

Noninterest income, which is comprised principally of service charges on deposit accounts decreased $82,000 or 11.8%. Service charges on deposit accounts decreased $31,000, a result of fewer transactions requiring service charges. Other income decreased $75,000 or 33.0% primarily due to a $45,000 decline in credit card merchant fees as the Company is no longer participating in the merchant segment and a $35,000 decline in annuity fee income as a result of lower level of activity in this product

Noninterest expense overall increased by $355,000. There was an increase in salaries and employee benefits of $193,000 or 11.2%. This increase is the result of normal pay increases coupled with the an increase in the number of full time equivalent employees of ten in 1998. The increase in full time equivalent employees is considered normal considering the growth of the Company of the past two years.

Occupancy expense increased by $80,000 or 17.3%, a combined result of added costs of additional properties and service contracts relating to the computer systems. The Company has acquired and remodeled a property in Niles, OH to house the operation center. The facility will be opened in November 1998.

Other expense increased $83,000 for the nine months ended September 30, 1998 compared to the same period ended 1997. Professional fees increased $74,000 due to outside assistance in complying with increased levels of regulatory compliance of a public reporting company. There was also an increase of Ohio intangible tax of $40,000 due to an increase in stockholders' equity resulting from a stock offering in 1997, as well as 1997 net income. These increases were offset by smaller dollar decreases in numerous other expenses.

Income tax expense decreased $647,000 to a benefit of $207,000 for the nine months ended September 30, 1998 compared to a expense of $439,000 for the same period ended September 30, 1997 due to the lower level of pre-tax income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------------------------
SEPTEMBER 30, 1998 AND 1997
---------------------------

Net income decreased $982,000 to a loss of $617,000 for the three months ended September 30, 1998 from net income of $365,000 for the same period ended 1997. This decrease was primarily due to an increase in the provision for loan losses of $1.1 million coupled an increase in other expenses of $260,000.

Net interest income decreased $31,000 or 1.8% for the three months ended September 30, 1998 compared to same period ended 1997. Interest income on loans decreased $233,000 while interest income on federal funds sold and investment securities increased $26,000 and $110,000, respectively. In addition, interest expense on deposits and borrowings decreased $4,000 and $27,000, respectively. These fluctuations were primarily the result of changes in the average balances outstanding within as the yields on earning assets and cost of funds on interest-bearing liabilities remained relatively constant during the year.

As discussed above the provision for loan losses increased $1.1 million for the three months ended September 30, 1998 compared to the same period ended September 30, 1997. This increase is derived from management's continual monitoring of the quality of its loan portfolio and its determination of the adequacy of the allowance for loan losses.

Noninterest income decreased $26,000 for the three months ended September 30, 1998. As discussed above there have been fewer service charges on deposit accounts due to volume of transactions for which fees are collected. Additionally, the merchant credit card program was discontinued resulting in reductions of other income.

Noninterest expense increased $260,000 or 24.5%. There was an increase of $121,000, $51,000 and $89,000 to compensation and employee benefits, occupancy expense, and other expense for those same reasons as discussed previously.

Income taxes decreased $519,000. This increase was the result of an decrease in pretax income of $1.4 million.

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

Liquidity management is influenced by cash generated by operating activities, investing activities and financing activities. The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities and sales of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include lines of credit with the Federal Home Loan Bank ("FHLB") of Cincinnati for $17.0 million and other commercial banks totalling $3.1 million. As of September 30, 1998, the Bank did not have any outstanding advances.

As of September 30, 1998 the Company had commitments to fund loans of approximately $9,536,000 as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1998, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 14.1%, 12.8%, 8.3%, and 13.2%, 11.9%, and 7.7%
respectively at September 30, 1998.

DATA PROCESSING ISSUES FOR THE YEAR 2000
----------------------------------------

Many older computer systems use two digits to identify the year. These systems, if not adapted to accurately identify years beyond 1999, could fail or produce erroneous results for the year 2000 and beyond. The Company's primary computer processing system was purchased from and is maintained by a national computer software vendor that produces software for financial institutions. During the third quarter of 1998, the Company successfully performed Year 2000 testing of its mission critical core processing applications. Testing of ancillary applications will continue throughout the remainder of 1998.

The Company also has solicited its various vendors for evidence of their Year 2000 preparedness. In addition, the Company, through the use of questionnaires and Company sponsored seminars, solicited information about Year 2000 preparedness from its own loan and deposit customers. Management does not believe that any exposure to the Company from its vendors or customer base as they relate to Year 2000 issues pose any significant risk to the Company.

Management anticipates costs of approximately $30,000 over the course of the project. These costs do not include costs for reallocation of existing resources toward the resolution of the issue.

Given the results of testing performed to date, management does not anticipate the Year 2000 issue to have a material effect upon the future earnings, capital or liquidity of the Company.

The Bank has continually monitored its Year 2000 situation by thoroughly assessing its systems and programs. Although the Bank anticipates its systems and programs to be Year 2000 compliant, the contingency plan stipulates distribution of reports from processing at the Bank's hotsite.

Risk Elements
-------------

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 1998 and December 31, 1997. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                  September 30, December 31,
                                      1998         1997
                                    --------     --------
                                    (Dollars in Thousands)

Loans on nonaccrual basis            $2,218      $2,291
Loans past due 90 days or more          439         494
                                     ------      ------
Total non-performing loans            2,657       2,785
                                     ------      ------
Real estate owned                       214          39
                                     ------      ------
Total non-performing assets           2,871       2,824
                                     ======      ======
Total non-performing loans to
 total loans                           2.46%       2.48%
                                     ======      ======
Total non-performing assets to
 total assets                          1.70%       1.85%
                                     ======      ======
Allowance for loan losses to
 non-performing loans                 94.73%      60.25%
                                     ======      ======

During the nine month period ended September 30, 1998, loans decreased $4,607,000 and nonperforming loans decreased $128,000 while the allowance for loan losses increased $839,000 for the same period. See "Comparison of the Results of Operations for the Nine Months Ended September 30, 1998 and 1997" for discussion of increased provision. Nonperforming loans are primarily made up of one to four family residential mortgages and indirect auto loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September
30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. In addition, our determination of the amount of the allowance for loan losses is subject to review by the Regulatory Authorities, as part of their examination process. After review of the information available, the Regulatory Authorities might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the Regulatory Authorities would have a negative impact on our earnings.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 2.   Changes in the rights of the Company's security holders
          None

Item 3.   Defaults by the Company on its senior securities
          None

Item 4.   Results of votes of security holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          None

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Security Financial Corp.
   (Registrant)


Date:  November 11, 1998                By:  /s/ Glenn Griffiths
                                           -----------------------
                                           Glenn Griffiths,
                                           President & CEO



Date:  November 11, 1998                By:  /s/ Donald Stacy
                                           -----------------------
                                           Donald Stacy,
                                           Vice President &
                                           Treasurer