Form 10KSB
period 1998-12-31
SECURITY FINANCIAL CORP /OH/
filed 1999-03-30
CIK 825392

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-KSB


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998
                          -----------------

                                        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from      to      .
                              ------  ------

Commission file Number 000-24157

                       Security Financial Corp.
------------------------------------------------------------------------------
             (Name of Small Business Issuer in its charter)

          Delaware                                     34-1579662
---------------------------------------      -------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

    1 South Main St., Niles, OH                        44446-0228
---------------------------------------      -------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, (330) 544-7400
                          --------------------------------------------------

Securities to be registered under Section 12(b) of the Act:         None
                                                                    ----

Securities to be registered under Section 12(g) of the Act:

                           Common Stock, par value - no par value
                           --------------------------------------
                                   (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X  NO     .
   -----  -----
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year.    $13,542,000

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the Average bid and asked price of the Registrant's Common Stock on March 15, 1999 was $22.7 million.

      As of March 15, 1999, there were issued and outstanding 347,028 shares of the Registrant's Common Stock.

      Transition Small Business Disclosure Format (check one):  YES    NO  X .
                                                                   ----  ----

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

ITEM 1.  DESCRIPTION OF BUSINESS

                                     PART I



      The purpose of the Security Financial Corp. (the "Company") is to engage in any lawful act or activity for which corporations may be organized under the General Company Law of Delaware.

Forward Looking Statements
--------------------------

      Security Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in it reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

      These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; including the features, pricing and quality compared to competitors' products and services; the willingness of the users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities, and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

      The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General
-------

      The Company was incorporated under the laws of the State of Delaware on November 23, 1987, at the direction of management of the Bank, for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Security Dollar Bank (the "Bank"). In March 1988, the Company became the sole shareholder of the Bank. The Bank carries on business under the name "Security Dollar Bank." The principal office of the Company is located at 1 South Main Street, Niles, Ohio 4446-0228.

      The Company, through its affiliate, conducts the business of a commercial banking organization. At February 28, 1999, the Company and its subsidiary had consolidated total assets of approximately $166.5 million, consolidated total deposits of approximately $142.5 million and consolidated total equity of approximately $14.6 million.

      The Company, through its banking affiliate, offers a broad range of banking services to the commercial, industrial and consumer market segments which it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits and other customer services such as safe deposit facilities. The Company does not have any foreign operations, assets or investments.

      The Bank is a state banking corporation. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law and, as a subsidiary of the Company, is regulated by the Federal Reserve Board.

      The Bank is headquartered in Niles, Ohio, which is located in the northeast portion of Ohio, in the County of Trumbull. Trumbull County has a population of approximately 227,000. The population in Trumbull County decreased during the period 1990-1995 by .47%. This compares to a growth in population during the same period for the State of Ohio of 1.7%. As of December 31, 1997, median household income for Trumbull County was 93% of the State of Ohio median household income. Historically the steel industry accounted for a large segment of the economic activity in Trumbull County. Over the past 10 years less dependence on the steel industry has occurred with a resulting increase in service related businesses. The areas largest single employer is General Motors which operates an assembly facility within Trumbull County. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, NOW accounts, safe deposit facilities, real estate mortgage loans and installment loans. The Bank also makes secured and unsecured commercial loans.

      The largest category of loans comprising the Bank's Loan Portfolio is Residential Real Estate Loans. These loans are primarily single family residential real estate loans secured by a first mortgage on the dwelling.
The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. Consumer and credit card loans comprise the next largest area of the Bank's loan portfolio. These loans include consumer installment including automobile loans as well as personal loans and credit card loans. The risks inherent in these loans include the risk of default in principal, repayment and in the case of secured loans the risk of inadequate collateral. The third largest loan segment of the Bank's Loan Portfolio is the Commercial category. The loans comprising this category represent loans to business interests, located primarily within the Bank's defined market areas, with no significant industry concentration. Commercial Loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the payment of principal resulting from economic problems of the commercial customer, economic downturn effecting the market in general and in the case of secured loans inadequate collateral.

Employees
---------

      As of December 31, 1998, the Bank had 82 full-time and 18 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, pension, workers' compensation, social security, paid vacations, and numerous bank services.

Competition
-----------

      The commercial banking business in the market areas served by the Bank is very competitive. The Company and the Bank are in competition with commercial banks located in their own service areas. Some competitors of the Company and the Bank are substantially larger than the Bank. In addition to local bank competition, the Bank competes with larger commercial banks located in metropolitan areas, savings banks, savings and loan associations, credit unions, finance companies and other financial institutions for loans and deposits.

Certain Regulatory Considerations
---------------------------------

      The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. This summary is qualified in its entirety by such statutes and regulations.

The Company
-----------

      The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, ("BHC Act") and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

      The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than five percent (5%) of the voting shares of such bank or bank holding company.

      In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers whether the performance of any such activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as over concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

      Bank holding companies are restricted in, and subject to, limitations regarding transactions with subsidiaries and other affiliates.

      In addition, bank holding companies and their subsidiaries are prohibited from engaging in certain "tie in" arrangements in connection with any extensions of credit, leases, sales of property, or furnishing of services.

The Company's Subsidiary
------------------------

      The Company operates a single bank, namely, Security Dollar Bank. As an Ohio state chartered commercial bank the Bank is supervised and regulated by the ODFI, and subject to laws and regulations applicable to Ohio banks.

Capital
-------

      The Federal Reserve Board, ODFI, and FDIC require banks and holding companies to maintain minimum capital ratios.

      The Federal Reserve Board adopted final "risk-adjusted" capital guidelines for bank holding companies. The guidelines became fully implemented as of December 31, 1992. The ODFI and FDIC have adopted substantially similar risk-based capital guidelines. These ratios involve a mathematical process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the Company's capital base. The rules set the minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) at 8%. At least half of the total capital is to be composed of common equity, retained earnings, and a limited amount of perpetual preferred stock less certain goodwill items ("Tier 1 Capital"). The remainder may consist of a limited amount of subordinated debt, other preferred stock, or a limited amount of loan loss reserves.

      In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital (as defined for purposes of the year-end 1992 risk-based capital guidelines) to total assets. The Federal Reserve Board has indicated, however, that banking organizations that are experiencing or anticipating significant growth, are expected to maintain capital ratios well in excess of the minimum levels.

      Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Company and the Banks, including their ability to pay dividends.

Additional Regulation
---------------------

      The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and

Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Dividend Regulation
-------------------

      The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by the Bank. Generally, the Bank may not declare a dividend, without the approval of the ODFI, if the total of dividends declared in a calendar year exceeds the total of its net profits for that year combined with its retained profits of the preceding two years.

Government Policies and Legislation
-----------------------------------

      The policies of regulatory authorities, including the ODFI, Federal Reserve Board, FDIC and the Depository Institutions Deregulation Committee, have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. An important function of the Federal Reserve System is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government.

      The United States Congress has periodically considered and adopted legislation which has resulted in further deregulation of both banks and other financial institutions, including mutual funds, securities brokerage firms and investment banking firms. No assurance can be given as to whether any additional legislation will be adopted or as to the effect such legislation would have on the business of the Company or the Bank.

      In addition to the relaxation and elimination of certain geographic restrictions on banks and bank holding companies, a number of regulatory and legislative initiatives have the potential for eliminating many of the product line barriers presently separating the services offered by commercial banks from those offered by nonbanking institutions. For example, Congress recently has considered legislation which would expand the scope of permissible business activities for bank holding companies (and in some cases banks) to include securities underwriting, insurance services and various real estate related activities.

Deposit Insurance
-----------------

      The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA, requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

      As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is "well-capitalized," it currently pays the minimum deposit insurance premiums.

      The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank.

Proposed Legislation
--------------------

      In addition to the above, there have been proposed a number of legislative and regulatory proposals designed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system. It is impossible to predict whether or in what form these proposals may be adopted in the future, and if adopted, what their effect would be on the Company.

Selected Financial Information
------------------------------

The following table sets forth certain information concerning the consolidated financial position of the Company at the dates indicated:

                                                                  At December 31,
                                       ---------------------------------------------------------------------
                                          1998           1997           1996           1995           1994
                                          ----           ----           ----           ----           ----
                                             (Dollars in thousands, except shares and per share data)
Statement of Income:
   Interest income                     $  12,657      $  12,848      $  11,269      $   8,995      $   7,380
   Interest expense                        6,492          6,328          5,457          4,243          2,949
      Net interest income                  6,165          6,520          5,812          4,752          4,431
   Provision for loan losses               2,267          1,250            668            198            290
      Net interest income after
        provision for loan losses          3,898          5,270          5,144          4,554          4,141
   Investment securities gains, net           51             25             26             22             21
   Other noninterest income                  834            916            801            728            707
   Other noninterest expense               4,730          4,284          4,186          3,832          3,421
   Federal income tax expense (benefit)     (100)           609            543            422            427
                                       ---------------------------------------------------------------------
   Net Income                          $     153      $   1,318      $   1,241      $   1,049      $   1,020
                                       =====================================================================

Per share of common stock (1):
   Net income                          $    0.44      $    4.01      $    4.35      $    3.76      $    3.82
   Dividends                                1.24           1.12           0.97           0.87           0.66
   Book value                              42.49          42.64          37.46          34.42          30.60

Average common shares outstanding        344,669        320,732        277,408        271,219        259,597

Year-end balances:
   Loans receivable, net               $ 108,952      $ 110,751      $ 113,310      $  81,988      $  66,370
   Investment securities available
        for sale                          44,360         41,639         26,691         18,737         17,782
   Total assets                          172,074        167,258        152,899        127,064        107,880
   Cash and cash equivalents              10,733          8,906          6,868          6,189          7,298
   Deposits                              148,917        145,352        129,670        109,571         94,188
   Borrowings                              7,649          6,524         11,754          7,246          4,974
   Stockholder's equity                   14,744         14,633         10,779          9,789          8,388

KEY OPERATING RATIOS:
Return on average assets (net income
 divided by average total assets)          0.09   0.81   0.86     0.90   1.00
Return on average equity (net income
 divided by average equity)                1.04   9.83  12.14    12.51  13.73
Dividend payout ratio (dividends
 declared per share divided by net
 income per share)                       281.81  27.98  22.35    23.26  17.30
Equity to assets ratio (average equity
 divided by average total assets)          8.72   8.26   7.12    7.19    7.28
Allowance for loan losses to
 nonperforming loans                     105.32  64.51  85.75  236.45  167.18
---------------------------------
(1) All share and per share data has been restated for the effect of common stock dividends and splits.

Investment Securities
---------------------

The investment portfolio, increased by $2.7 million or 6.5% in 1998. Most of the increase occurred in mortgage-backed securities and obligations of states and political subdivisions, which grew by $5.6 million and $3.1 million, respectively. The increase is primarily attributable to the reinvestment of funds from the maturity of U.S. Treasury and Government agency securities with higher yielding mortgage-backed securities, as well as obligations of states and political subdivisions. The deposits and other liabilities that are not used to fund loans are placed in investments which possess less risk and, therefore, lower yield. The impact on net interest income is discussed later in the Net Interest Income section.

In general investment in securities is limited to those funds the bank feels it has in excess of funds used to satisfy loan demand and operating considerations.

The following table shows the amortized cost and estimated market value of investment securities by type of obligation at the dates indicated.

The amortized cost, unrealized gains and losses and estimated fair values are as follows at December 31:

                                                    1998
                            ------------------------------------------------
                                            Gross       Gross      Estimated
                             Amortized   Unrealized  Unrealized      Market
                               Cost         Gains      Losses         Value
                            ------------------------------------------------
U.S. Treasury and Government
 agency securities          $ 6,824,464  $  15,258   $  (3,187)  $ 6,836,535
Obligations of states and
 political subdivisions       9,182,033    105,136     (59,101)    9,228,068
Mortgage-backed securities   26,499,393    339,260    (164,157)   26,674,496
                            ------------------------------------------------
     Total debt securities   42,505,890    459,654    (226,445)   42,739,099

Equity securities             1,468,638    158,793      (6,716)    1,620,715
                            ------------------------------------------------
     Total investment
       securities           $43,974,528  $ 618,447   $(233,161)  $44,359,814
                            ================================================

                                                    1997
                             -----------------------------------------------
                                            Gross        Gross    Estimated
                             Amortized   Unrealized  Unrealized    Market
                               Cost         Gains       Losses      Value
                             -----------------------------------------------
U.S. Treasury and Government
agency securities            $13,456,631  $  30,215  $ (16,167)  $13,470,679
Obligations of states and
  political subdivisions       6,087,660     91,342    (12,734)    6,166,268
Mortgage-backed securities    20,770,857    132,780   (147,395)   20,756,242
                             -----------------------------------------------
     Total debt securities    40,315,148    254,337   (176,296)   40,393,189

Equity securities              1,130,882    114,431          -     1,245,313
                             -----------------------------------------------

     Total investment
       securities            $41,446,030  $ 368,768  $(176,296)  $41,638,502
                             ===============================================

      The Company's investment securities portfolio at December 31, 1998 did not contain securities of any issues with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at December 31.

                                                                         1998
                  ----------------------------------------------------------------------------------------------------------------
                          One                 One             Five to Ten        More than Ten
                     year or less        to Five Years           Years               Years          Total Investment Securities
                  ------------------  ------------------  ------------------  ------------------  --------------------------------

                   Carrying Average    Carrying Average    Carrying Average    Carrying Average     Carrying              Market
                    Value    Yield      Value    Yield      Value    Yield      Value    Yield       Value      Yield     Value
                    -----    -----      -----    -----      -----    -----      -----    -----       -----      -----     -----
                                                                   (Dollars in Thousands)
Investment
----------
  securities:
  -----------

U.S. Government
 agency securities $    526     5.55%  $  6,011     6.28%  $    300     7.25%  $      -        -%  $    6,837      6.27%  $   6,837
Obligations of
 state and political
 subdivisions            50     5.61        270     8.41        644     7.89      8,264     8.27        9,228      8.24      9,228
Interest-bearing
 deposits in other
 financial
 institutions           896     5.60        398     5.80          -        -          -        -        1,294      5.66      1,294
Mortgage-backed
 securities              52    10.00      1,240     9.48      3,394     9.64     21,988     7.97       26,674      8.25     26,674
Equity securities       589     3.59          -        -          -        -          -        -          589      3.59        589
FHLB Stock (1)          880     7.00          -        -          -        -          -        -          880      7.00        880
                  ------------------   -----------------   -----------------   ------------------  --------------------  ---------
Total             $   2,993     5.68%  $  7,919     6.83%  $  4,338     9.21%  $ 30,252     8.05%  $   45,502      7.79% $  45,502
                  ==================   =================   =================   ==================  ====================  =========

---------------------------------------
(1)        Recorded at cost.

Loans
-----

Historically, loans have been originated by the Company to customers in East Central Ohio. Loans have been originated primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. The Company also generates indirect loans through new and used car dealers in the primary lending area.

All lending is governed by a lending policy which is developed and maintained by management and approved by the Board of Directors. The Company's lending policy regarding real estate loans is that generally the maximum mortgage granted on owner-occupied residential property is 80% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are generally originated subject to maximum mortgage liens against the property of 80% of the current appraised value. The maximum term for mortgage loans is 30 years for one- to four-family residential property and 15 years for commercial and vacation property.

As shown in the following table, total loans declined by $1.7 million in 1998, or 1.49%, compared to a $2.5 million or 1.76% decrease during 1997. The product mix in the loan portfolio shows commercial loans comprising 9.26%, real estate mortgage loans (residential and commercial) 65.68% and installment loans to individuals 25.06% at December 31, 1998 compared with 11.92%, 56.26% and 31.82%, respectively December 31, 1997.

Real estate mortgage loans increased to $72.7 million at December 31, 1998, an increase of $9.5 million over 1997. This growth centered principally in the commercial real estate market which increased $8.2 million due to the economic health within the Company's market area. The real estate portfolio consists of $47.5 million of 1-4 family residential properties and $24.8 million and $454,000 in commercial real estate and construction properties, respectively, all made within the Company's primary market area. The Company originated both fixed rate and adjustable rate mortgages during 1998. Fixed rate loans that are maintained in the portfolio are limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial loans at December 31, 1998 decreased $3.1 million to $10.3 million compared to $13.4 million at December 31, 1997. This portfolio, which is comprised primarily of variable rate loans, is granted to customers within the immediate trade area of the Company. The mix is diverse, covering a wide range of borrowers and business types. The Company monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital purposes and small business lines of credit.

Installment loans to individuals decreased from $35.8 million on December 31, 1997 to $27.8 million on December 31, 1998 which represents a 22.43% decrease. Although management continues to target the automobile dealer network to originate indirect installment loans, the Company has experienced significant loan losses in relation to this portfolio. In an effort to remedy this situation, management has been stringently enforcing existing underwriting guidelines which has led to a reduction in the number of indirect installment loans originated.

                                           At December 31,
                        ----------------------------------------------------
                                  1998                        1997
                        ----------------------------------------------------
                          Amount       Percent        Amount       Percent
                        ----------   ----------     ----------    ----------
Type of Loan                          (Dollars in Thousands)
------------

Real Estate Loans:
  Construction          $      454         0.41%    $      623        0.55%
    One to four family      47,501        42.89         46,064       40.97
  Commercial                24,791        22.38         16,565       14.74

Commercial                  10,255         9.26         13,398       11.92

Consumer loans              27,754        25.06         35,779       31.82
                        ----------   ----------     ----------   ---------

Total loans                110,755       100.00%       112,429      100.00%
                                     ==========                  =========

Less:

Allowance for possible
  loan losses               (1,803)                     (1,678)
                        ----------                  ----------

Total loans, net        $  108,952                  $  110,751
                        ==========                  ==========

Allowance for Loan Losses
-------------------------

The provisions for possible loan losses charged to operating expense is based on management's judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors are considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Provisions charged to operations increased from $1.26 million in 1997 to $2.27 million in 1998. The provision charged to operations was increased as a result of higher levels of charge-offs. Total loans charged off during 1998 amounted to $2.3 million and were primarily made up of consumer indirect automobile loans. During the second quarter of 1997, the Company began to experience higher levels of nonperforming consumer loans than anticipated. Management took immediate measures to implement more stringent underwriting guidelines associated with these loans.

The Company initiated an indirect lending portfolio in 1995, which grew to $24.0 million by the end of 1996 and has subsequently declined to $17.8 million at December 31, 1998. As a result of this level of growth coupled with the knowledge that indirect loans inherently possess a higher degree of risk of loss than most other loans, management began to increase the provision for loan losses in the later part on 1996 and continuing in 1997. As the Company began to experience higher levels of nonperforming indirect loans, management determined that such loans contained common characteristics and implemented underwriting guidelines to address those specific issues. A former officer of the Bank continually circumvented the policies and procedures initiated and modified to protect asset quality, thereby allowing loans to be granted that were outside the policy guidelines implemented.
Based on a study of charged-off loans, management believes that there is the potential for additional losses of approximately $1 million for loans granted on terms and conditions that were outside the policy established. As such, management has provided for these potential losses during the 1998 by increasing the loan loss reserve.

The allowance for loan losses as a percent of total loans increased to 1.63% at December 31, 1998 from 1.49% at December 31, 1997, while total loans declined by $1.6 million from $112.4 million at December 31, 1997 to $110.8 million at December 31, 1998. As discussed above, this increase is due to the increased level of the provision for loan losses coupled with a decline in the indirect loan portfolio for 1998. The allowance for loan losses as a percent of nonperforming loans has increased from 64.51% at December 31, 1997 to 105.32% at December 31, 1998. This increase is primarily the result of management aggressively identifying and charging off those indirect automobile loans granted on terms and conditions outside of the policy limits established.

Management uses the aforementioned review and analysis to determine the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents an amount that is intended to be sufficient to maintain the allowance for loan losses at a level necessary to meet present and potential risk characteristics of the loan portfolio. Management believes the allowance for loan losses at December 31, 1998 of $1,803,000 is adequate to cover losses inherent in the portfolio. However, there can be no assurances that additional losses will not be sustained in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 1998.

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:

The distribution of the Company's allowance for loan losses at the dates indicated are summarized as follows:

                                         At December 31,
                      ------------------------------------------------------
                                  1998                         1997
                      ------------------------------------------------------
                                    Percent of                   Percent of
                                  Loans in Each                Loans in Each
                                   Category to                  Category to
                        Amount     Total Loans       Amount     Total Loans
                      ----------   -----------      ----------  -----------
                                     (Dollars in Thousands)
Commercial            $      344         9.26%      $      312        11.92%
Mortgage:
  Commercial                 187        22.38              555        14.74
  One to Four Family          98        42.89               75        40.97
  Construction                 -         0.41                -         0.55
Consumer                   1,174        25.06              736        31.82
Unallocated                    -            -                -            -
                      ----------   ----------       ----------   ----------

Total                 $    1,803       100.00%      $    1,678       100.00%
                      ==========   ==========       ==========   ==========

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

                                                      At December 31,
                                                  -----------------------
                                                     1998         1997
                                                  ----------   ----------
                                                   (Dollars in Thousands)
Loans accounted for on a non-accrual basis:

Mortgage loans:
   One to four family                             $      191   $      163
   Commercial                                            478          619

Consumer                                                 239          890
Commercial                                               392          619
                                                  ----------   ----------
 Total non-accrual loans                               1,300        2,291
                                                  ----------   ----------

Accruing loans greater than 90 day past due:

Mortgage loans:
   One to four family                                    138            -
   Commercial                                              -            -
Consumer                                                 274          311
Commercial                                                 -            -
                                                  ----------   ----------

Total accruing loans greater than 90 day past due        412          311
                                                  ----------   ----------


  Total non-performing loans                           1,712        2,602

  Real estate acquired in settlement of loans              -           39
  Other non-performing assets                            283            -
                                                   ----------   ----------

  Total non-performing assets                      $   1,995    $   2,641
                                                   ==========   ==========

  Total non-performing loans to total loans            1.55%        2.31%
                                                   ==========   ==========

  Total non-performing loans to total assets           0.99%        1.56%
                                                   ==========   ==========

  Total non-performing assets to total assets          1.16%        1.58%
                                                   ==========   ==========

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $170,057 for the year ended December 31, 1998 and $43,176 was collected and included in the Company's interest income from non-accrual loans for the year ended December 31, 1998.

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                       At December 31,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
                                                    (Dollars in Thousands)

Total loans outstanding                            $  110,754   $  112,429
                                                   ==========   ==========

Average loans outstanding                          $  109,132   $  116,122
                                                   ==========   ==========

Allowance balance (at beginning of period)         $    1,678   $    1,679

Provision:                                              2,267        1,250

Charge-offs:
   Residential                                            (39)         (12)
   Consumer                                            (1,899)      (1,257)
   Commercial                                            (316)         (70)

Recoveries:
   Residential                                              -            -
   Consumer                                               109           84
   Commercial                                               3            4
                                                   ----------   ----------


Allowance balance (at end of period)               $    1,803   $    1,678
                                                   ==========   ==========

Allowance for loan losses as a percent
  of total loans outstanding                             1.63%        1.49%

Net loans charged off as a percent
  of average loans outstanding                           1.96%        1.08%

Deposits
--------

Deposits represent the Company's principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company's total deposits grew from $145.4 million in 1997 to $148.9 million in 1998, which equates to an increase of 2.45%. During 1998, the Company introduced a tiered money market product which attracted local deposits from a variety of competitors, and coupled with the maturing of certificates of deposit, resulted in an increase of $6,177,000 in money market accounts. Noninterest-bearing demand accounts also benefited from the maturing of certificates of deposit, as well as an increase in customers' balances.

The following table represents the average deposits and average rate paid for the years ended:

                                           At December 31,
                        ----------------------------------------------------
                                    1998                       1997
                        -------------------------    -----------------------
                                    Average Rate                Average Rate
                          Amount        Paid          Amount        Paid
Category                ----------------------- ----------------------------
--------                               (Dollars in Thousands)

Deposits:
  Noninterest-bearing
    demand              $  18,680       N/A         $  18,132       N/A
  Interest-bearing
    demand                  8,051      2.42%            7,938      2.42%
  Money market              5,705      3.56%            3,749      2.83%
  Savings                  27,294      2.94%           27,912      2.95%
  Time                     85,949      5.79%           83,017      5.87%
                        ---------                   ---------

     Total deposits     $ 145,679                   $ 140,748
                        =========                   =========


The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1998.

                   Maturity Period                   Time Deposits
                   ---------------                   -------------
                                                     (In thousands)

               Within three months                        $  4,500
               More than three through six months            1,621
               More than six through twelve months           3,557
               Over twelve months                            3,810
                                                          --------
                              Total                       $ 13,488
                                                          ========

Net Interest Income
-------------------

The most significant source of revenue is net interest income, the amount by which interest earned on interest-bearing assets exceeds interest expense on interest-bearing liabilities. Factors which influence net interest income are changes in volume of interest-bearing assets and liabilities as well as changes in the associated interest rates.

The Company finances its earning assets with a combination of interest-bearing and interest-free funds. The interest-bearing funds are composed of deposits, short-term borrowings and long-term debt. Interest paid for the use of these funds is the second factor in the net interest income equation. Interest-free funds, such as demand deposits and stockholders equity, require no interest expense and, therefore, contribute significantly to net interest income.

Total interest income, which remained relatively stable, was $12.7 million for
1998 as compared to $12.8 million for 1997.   This decrease resulted from a
decline in interest income on loans of $781,000 offset somewhat by an increase in interest income on investments, federal funds sold, and interest bearing deposits in other banks of $590,000. This slight fluctuation in interest income is due to a decrease in the average balance of loans of $7.0 million combined with a 39 basis point decline on interest earning assets (100 basis points equal 1.0%). These were offset by an increase in the average balance of investment and mortgage-backed securities, federal funds sold, and interest-bearing deposits in other banks of $13.2 million. Management supplemented a lack of loan demand during this time period by primarily increasing its investment in a variety of long-term mortgage-backed security products.

Total interest expense amounted to $6.5 million for 1998, representing a 2.59% increase from $6.3 million for 1997. The increase in interest expense is primarily due to an increase in the average balance of deposits of $4.4 million combined with an increase in the yield of 73 basis points; both resulting from the introduction of a tiered money market product in 1998.

The table below sets forth information regarding changes in our interest income and interest expense for the periods indicated. For each category of our interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (I) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old volume).

                                             Year Ended December 31
                                      ----------------------------------
                                               1998    vs    1997
                                         Increase (Decrease) Due to (1)
                                      -------------------------- -------
                                        Volume       Rate         Net
                                      ----------  ----------  ----------
Interest earned on:
   Loans                                 $ (640)     $ (141)     $ (781)
   Taxable investment securities            547        (222)        325
   Tax-exempt investment securities         350          (5)        228
   Federal funds sold                        42          (5)         37
                                      ----------  ----------  ----------
Total                                    $  299      $ (373)     $ (191)
                                      ==========  ==========  ----------

Interest paid on:
   Demand deposits                       $    3      $    -      $    3
   Money market accounts                     55          42          97
   Savings deposits                         (18)         (4)        (22)
   Time deposits                            172         (69)        103
   Short - term borrowings                  115         (25)         90
   Long - term borrowings                  (107)          -        (107)
                                      ----------  ----------  ----------
Total                                    $  220      $  (56)     $ (164)
                                      ==========  ==========  ----------
GRAND TOTAL                                                      $ (355)
                                                              ==========

(1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Income
------------

Other income is primarily made up of service charges on deposit accounts, investment securities gains and gains on the sale of mortgage loans. Other income decreased $57,000 or 6.1% from 1997. Factors contributing to this decrease were fewer service charges transactions, a decline in credit card merchant fees as the Company is no longer participating in the merchant segment, and a decline in annuity fee income as a result of lower level of activity for this product. Management continues to explore new products and services that could increase other income in future years.

Other Expenses
--------------

Total other expenses are primarily made up of compensation and employee benefits, occupancy expenses, professional fees, data processing costs and other expenses. Total other expenses for 1998 increased $446,000 or 10.41% over 1997. Salaries and benefits increased $304,000 due to normal pay increases and an increase in the number of full time equivalent employees of ten. Occupancy and equipment increased $269,000 as the Company renovated property in Niles, Ohio to house the operation center, which opened in November 1998. These added costs of maintaining additional properties, as well as service contracts relating to the computer systems, primarily accounted for this increase. Professional fees increased $103,000 in 1998, over 1997 resulting from outside assistance in complying with an increased level of regulatory compliance for a public reporting company. Other expenses decreased $246,000 due to smaller dollar decreases in numerous other expenses. These expenses are subject to increases each year due primarily to asset growth, increased volume of the operations of the bank and inflation. Management has adopted a strategy to operate efficiently while maintaining the highest level of customer service possible. Management will continue to closely monitor and keep the increases in other expenses to a minimum in the future.

Liquidity
---------

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

Provision for Income Taxes
--------------------------

The provision for income taxes decreased $709,000 for 1998 to a benefit of $100,000 compared to an expense of $609,000 for 1997, due to a decrease in taxable earnings.

Stockholders' Equity
--------------------

Stockholders' equity is evaluated in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a Company is to meet its cash obligations and absorb unforeseen losses. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Stockholders' equity increased to $14,744,000 at December 31, 1998 from $14,633,000 at December 31, 1997. Adjustments made to stockholders' equity for unrealized holding gains and losses on available-for-sale securities resulted in an increase of $127,000 in 1998 over 1997. Retained earnings decreased due to the decline in net income, and the payment of both cash dividends of $428,000 and a three percent stock dividend of $724,000. This decline to stockholders' equity was offset by an increase in common stock of $262,000 from the reinvestment of dividends through the dividend reinvestment plan and shares distributed for the stock dividend. Total stockholders' equity was approximately 8.57% of total assets at December 31, 1998, as compared to 8.75% at December 31, 1997. The dividend rate is determined by the Board of Directors after considering the Company's capital requirements, current and projected net income, and applicable governmental regulations and policies.

There are currently three federal regulatory measures of capital adequacy. The Company's ratios substantially exceed all federal regulatory standards.

Interest Rate and Market Risk Management
----------------------------------------

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of its operations, the Company is not subject to foreign currency exchange or commodity price risk and, since the Company has no trading portfolio, it is not subject to trading risk. Currently the Company has equity securities that represent only 3.65% of its investment portfolio and, therefore, equity risk is not significant.

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 1/2 have the option of changing their interest rate annually) and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive.

Loan maturities and rate sensitivity of the loan portfolio, exclusive of real estate mortgage loans, and consumer installment loans, at December 31, 1998, are as follows (dollars in thousands):

                               Within One       One to
                                 Year         Five Years       Total
                              -----------    -----------    -----------
Construction                  $       454    $         -    $       454
Commercial, financial,
  and agricultural                  7,070          3,185         10,255
                              -----------    -----------    -----------
              Total           $     7,524    $     3,185    $    10,709
                              ===========    ===========    ===========

Loans at fixed interest rates $     1,518    $     1,527    $     3,045
Loans at variable interest
  rates                             6,006          1,658          7,664
                              -----------    -----------    -----------
              Total           $     7,524    $     3,185    $    10,709
                              ===========    ===========    ===========

The following tables set forth a summary of average balances of assets and liabilities as well as average yield and cost information. Average balances are derived from daily balances.

                                                             December 31
                                     ----------------------------------------------------------
                                                  1998      (2)                  1997      (2)
                                     ----------------------------  ----------------------------
                                      Average             Yield/     Average             Yield/
                                      Balance   Interest   Rate      Balance   Interest   Rate
                                     ----------------------------------------------------------
                                                           (In thousands)

ASSETS
Interest-earning assets:
   Loans (1)                         $109,132   $  9,855   9.03%    $116,122   $ 10,636   9.17%
   Taxable investment securities       34,987      2,148   6.14%      26,917      1,823   6.77%
   Tax-exempt investment securities     8,060        422   7.93%       3,679        194   7.99%
   Federal funds sold                   4,253        232   5.45%       3,493        195   5.58%
                                     --------   --------            --------   --------
Total interest-earning assets         156,432     12,657   8.23%     150,211     12,848   8.62%

Noninterest-earning assets             11,972                         12,101
                                     --------                       --------
                                     $168,404                       $162,312
                                     --------                       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
   Demand deposits                   $  8,051   $    195   2.42%    $  7,938   $    192   2.42%
   Money market accounts                5,705        203   3.56%       3,749        106   2.83%
   Savings deposits                    27,294        802   2.94%      27,912        824   2.95%
   Time deposits                       85,949      4,974   5.79%      83,017      4,871   5.87%
   Short-term borrowings                7,874        318   4.04%       5,231        228   4.36%
   Long-term borrowings                     -          -      -        1,813        107   5.90%

                                     --------   --------            --------   --------
Total interest-bearing liabilities     134,873      6,492   4.81%     129,660      6,328   4.88%

Noninterest-bearing liabilities        18,848                         19,247
Stockholder's equity                   14,683                         13,405
                                     --------                       --------
                                     $168,404                       $162,312
                                     ========                       ========

                                                --------                       --------
Net interest income                             $  6,165                       $  6,520
                                                ========                       ========

Net yield on interest-earning
assets (3)                                                 4.08%                          4.41%

Interest rate spread (4)                                   3.42%                          3.74%

Ratio of average interest-earning
assets to average interest-
bearing liabilities                                      115.99%                        115.85%

---------------------------

(1)  Average balances include non-accrual loans.
(2) Tax equivalent adjustments have been made to yields on loans and securities that are exempt from federal income tax.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest -earning assets.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities.

The following table set forth information concerning borrowings during the periods indicated.

                                                 1998            1997
                                             ----------------------------
SHORT-TERM BORROWINGS

  Ending balance                              $ 7,649,027    $ 6,523,560
  Maximum month-end balance during the year    10,509,123      7,158,445
  Average balance during the year               7,867,670      5,068,331
  Average year end interest rate                    3.47%          4.29%
  Average interest rate during the year             4.05%          4.23%

ITEM 2. DESCRIPTION OF PROPERTY.

(a) PROPERTY. The Bank owns and operates its main office at 1 South Main Street in Niles, Ohio. The Bank also operates six branches. The following is a breakdown of the branch offices owned:

Branches Owned:
--------------

Downtown Niles Drive-In                          Girard Office
Corner of Church & State Sts.                    121 North State St.
Niles, OH 44446                                  Girard, OH 44420

422 Office                                       Mineral Ridge Office
5845 Youngstown-Warren Rd.                       3826 Main Street
Niles, OH 44446                                  Mineral Ridge, OH 44440

Youngstown Road Office
2910 Youngstown Road
Warren, OH 44484

(b) INVESTMENT POLICIES. See "Item 1. Description of Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

      (1)   INVESTMENTS IN REAL ESTATE OF INTEREST IN REAL ESTATE.  See "Item
1. Description of Business - Loans and - Certain Regulatory Considerations," and "Item 2. Description of Property."

      (2) INVESTMENTS IN REAL ESTATE MORTGAGES. See "Item 1. Description of Business - Loans and - Certain Regulatory Considerations."

      (3) INVESTMENTS IN SECURITIES OF OR INTERESTS IN PERSONS PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES. See "Item 1. Description of Business - Loans and - Certain Regulatory Considerations."

(c)   DESCRIPTION OF REAL ESTATE AND OPERATING DATA.

      Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS.

      There is no pending litigation which, in the opinion of management, will adversely impact the financial condition of the Company or the Bank. There is litigation threatened by a bank customer which has not been initiated as of the preparation of this offering circular. In the event that the threatened litigation is initiated, management and its counsel do not believe that any loss other than those associated with the collection process shall be incurred. Consequently, it is the opinion of management that the threatened litigation shall not have a material adverse impact upon the financial condition of the Company and the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

      The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The information contained in the section captioned "Selection of Auditors" in the Company's 1998 definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information contained under the sections captioned "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" and "Proposal for the Election of Directors and Information with Respect to Directors and Officers - Information with Respect to Nominees," "Information with Respect to Directors not Standing for Reelection" and "Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

      The information contained in the section captioned "Proposal for the Election of Directors and Information with Respect to Directors and Officers - Committees and Compensation of the Board of Directors" and "Executive Compensation and Other Information" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      (a)   Security Ownership of Certain Beneficial Owners

      Information required by this items is incorporated herein by reference in the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

      Information required by this item is incorporated herein by reference to the chart in the section captioned "Proposal for the Election of Directors and Information with Respect to Directors and Officers - Information with Respect to Nominees" and "Security Ownership of Management" in the Proxy Statement.

      (c) Management of the Registrant knows of no arrangement, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation and Other Information - Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

      (a) Listed below are all financial statements and exhibits filed as part of this report.

            1. The consolidated balance sheets of Security Financial Corp. as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two years ended December 31, 1998, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants.

            2.   Schedules omitted as they are not applicable.

            3. The following exhibits are included in this Report or incorporated herein by reference:

                 (a)   List of Exhibits:

                 13    1998 Annual Report to Stockholders
                 16    Letter on Change of Certifying Accountants *
                 21    Subsidiaries of the Registrant (See "Item 1
                       -Description of Business")
                 27    Financial Data Schedule (electronic filing only)

------------------------

* Incorporated by reference to the Form 8-K (File No. 99555528) filed with the SEC on February 25, 1999.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Security Financial Corp.
        (Registrant)

Date:  March 15, 1999                        By:  /s/ Glenn Griffiths
                                             ---------------------------------
                                             Glenn Griffiths,
                                             President & CEO


Date:  March 15, 1999                        By:  /s/ Donald Stacy
                                             ---------------------------------
                                             Donald Stacy,
                                             Vice President &
                                             Treasurer

Date:  March 15, 1999                        By:  /s/ Gary A. Clayman
                                             ---------------------------------
                                             Gary A. Clayman,
                                             Director


Date:  March 15, 1999                        By:  /s/ Robert I. Griffith, Jr.
                                             ---------------------------------
                                             Robert I. Griffith, Jr.,
                                             Director


Date:  March 15, 1999                        By:  /s/ Robert J. McClurkin
                                             ---------------------------------
                                             Robert J. McClurkin,
                                             Director


Date:  March 15, 1999                        By:  /s/ Douglas J. Neuman
                                             ---------------------------------
                                             Douglas J. Neuman,
                                             Director

Date:  March 15, 1999                        By:  /s/ Peter P. Rossi, Jr.
                                             ---------------------------------
                                             Peter P. Rossi, Jr.,
                                             Director


Date:  March 15, 1999                        By:  /s/ Christopher J. Shaker
                                             ---------------------------------
                                             Christopher J. Shaker,
                                             Director

25