Form 10QSB
period 1999-03-31
SECURITY FINANCIAL CORP /OH/
filed 1999-05-12
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1999

Commission File Number 0-24157
                       -------

                            SECURITY FINANCIAL CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     34-1579662
--------                                                     ----------

(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                  One South Main Street, Niles, Ohio 44446-0228
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (330) 544-7400
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    -----        -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

        Class:                                  Outstanding at April 23, 1999
Common stock, no par value                      347,234 common shares


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 1999


                         Part I - Financial Information










                                                                                                           Page
                                                                                                           ----
ITEM 1 - FINANCIAL STATEMENTS (unaudited)

      Consolidated Balance Sheet, (unaudited) as of March 31, 1999 and
      December 31, 1998 ..............................................................................      3

      Consolidated Statements of Income (unaudited) for the three months ended
      March 31, 1999 and 1998.........................................................................      4

      Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      For the three months ended March 31, 1999.......................................................      6

      Condensed Consolidated statement of Cash Flows (unaudited) for the three
      Months ended March 31, 1999 and 1998............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................     13



                           Part II - Other Information

OTHER INFORMATION.....................................................................................     18

SIGNATURES ...........................................................................................     19


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                            SECURITY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                  March 31,           December 31,
                                                                                    1999                  1998
                                                                                    ----                  ----
ASSETS
     Cash and due from banks                                                 $       5,665,676    $       8,056,009
     Federal funds sold                                                              9,245,000            1,781,000
     Interest-bearing deposits in other banks                                        1,095,000            1,294,000
     Investment securities available for sale                                       41,610,520           44,359,814
     Loans                                                                         106,684,562          110,754,928
     Less allowance for loan losses                                                  1,852,880            1,802,773
                                                                             -----------------    -----------------
              Net loans                                                            104,831,682          108,952,155

     Premises and equipment                                                          5,024,892            4,967,839
     Accrued interest receivable and other assets                                    2,210,993            2,662,963
                                                                             -----------------    -----------------
              Total assets                                                   $     169,683,763    $     172,073,780
                                                                             =================    =================

LIABILITIES
Deposits:
     Noninterest-bearing demand                                              $      18,720,525    $      21,178,516
     Interest-bearing demand                                                         8,154,603            7,980,918
     Money market                                                                   13,670,937           10,194,276
     Savings                                                                        26,948,210           26,576,390
     Time                                                                           75,763,509           82,986,786
                                                                             -----------------    -----------------
         Total deposits                                                            143,257,784          148,916,886

FHLB Advances                                                                        3,000,000
Short-term borrowings                                                                8,550,160            7,649,027
Accrued interest and other liabilities                                                 233,045              763,587
                                                                             -----------------    -----------------
     Total liabilities                                                             155,040,989          157,329,500

STOCKHOLDERS' EQUITY
Common stock, no par value
     1,500,000 shares authorized;
       347,234 and 346,978 shares issued                                             6,810,716            6,794,102
Retained earnings                                                                    7,796,635            7,695,892
Net unrealized gain on securities                                                       35,423              254,286
                                                                             -----------------    -----------------
         Total stockholders' equity                                                 14,642,774           14,744,280
                                                                             -----------------    -----------------

              Total liabilities and stockholders' equity                     $     169,683,763    $     172,073,780
                                                                             =================    =================



--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       1999              1998
                                                                                       ----              ----
INTEREST INCOME
     Interest and fees on loans                                                   $    2,360,445    $   2,495,494
     Interest bearing deposits in other banks                                             16,929            4,537
     Federal funds sold                                                                   38,914           37,742
     Investment securities:
         Taxable                                                                         485,451          549,279
         Exempt from federal income tax                                                  130,497           83,732
                                                                                  --------------    ---------------
              Total interest income                                                    3,032,236        3,170,784

INTEREST EXPENSE
     Deposits                                                                          1,414,817        1,552,351
     Short-term borrowings                                                                58,919           64,801
     FHLB borrowings                                                                      16,247                -
                                                                                  --------------    ---------------
         Total interest expense                                                        1,489,983        1,617,152

NET INTEREST INCOME                                                                    1,542,253        1,553,632

Provision for loan losses                                                                300,000          337,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                            1,242,253        1,216,632

OTHER INCOME
     Service charges and fees                                                            173,711          137,604
     Investment securities gains, net                                                      7,112           10,769
     Gain on sale of loans, net                                                            2,420
     Other income                                                                         10,055           59,678
                                                                                  --------------    -------------
         Total other income                                                              193,298          208,051

OTHER EXPENSE
     Salaries and employee benefits                                                      645,950          628,015
     Occupancy expense                                                                   185,059          167,840
     Other expense                                                                       508,864          311,856
                                                                                  --------------    -------------
         Total other expense                                                           1,339,873        1,107,711


--------------------------------------------------------------------------------

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       1999              1998
                                                                                       ----              ----

INCOME BEFORE INCOME TAX                                                          $       95,678    $       316,972

Income tax expense (benefit)                                                              (5,065)            79,777
                                                                                  --------------    ---------------


NET INCOME                                                                        $      100,743    $       237,195
                                                                                  ==============    ===============



Basic and diluted earnings per share                                              $0.29             $0.71



















--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                       Common               Retained            Comprehensive
                                        Stock               Earnings               Income                 Total
                                        -----               --------               ------                 -----

Balance, December 31, 1998          $   6,794,102         $   7,695,892          $    254,286          $ 14,744,280

Dividend reinvestment
     and stock purchase plan               16,614                                                            16,614

Comprehensive income:
     Net income                                                 100,743                                     100,743
     Net unrealized loss on
       securities                                                                    (218,863)             (218,863)
                                                                                                       ------------
         Total comprehensive
           income                                                                                          (118,120)
                                    -------------         -------------          ------------          ------------
Balance, March 31, 1999             $   6,810,716         $   7,796,635          $     35,423          $ 14,642,774
                                    =============         =============          ============          ============








--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
                                                                                      1999               1998
                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                                             554,073             857,839

CASH FLOWS FROM INVESTING ACTIVITIES Investment securities available for sale:
         Proceeds from sales                                                          1,947,447             216,108
         Proceeds from maturities and principal repayments                            1,191,912           3,044,356
         Purchases                                                                     (835,931)         (2,718,828)
     Net decrease (increase) in loans                                                 4,060,473           2,130,824
     Loans originated for sale                                                         (315,850)         (1,256,600)
     Loans sold                                                                          75,850           1,279,478
     Purchase of premises and equipment                                                 (61,952)            (98,926)
     Proceeds from sale of other real estate owned                                                           39,254
                                                                                ---------------    ----------------
         Net cash from investing activities                                           6,061,949           2,635,666


CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                        (5,659,102)           (391,751)
     Increase (decrease) in short-term borrowings                                       901,133            (439,658)
     Increase in FHLB advances                                                        3,000,000
     Proceeds from sale of common stock                                                  16,614                   -
                                                                                ---------------    ----------------
         Net cash from financing activities                                          (1,741,355)           (831,409)

Net increase in cash and cash equivalents                                             4,874,667           2,662,096

Cash and cash equivalents at beginning of period                                     11,131,009           8,906,457
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    16,005,676    $     11,568,553
                                                                                ===============    ================





--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
----------------------------------------------

Security Financial Corp. (the "Company") is a Delaware corporation organized as the holding company of the Security Dollar Bank (the "Bank"). The consolidated financial statements of the Company include its wholly-owned subsidiary, the Bank. Significant intercompany items have been eliminated in consolidation.

Investment Securities
---------------------

The Company has classified debt and equity securities as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

Common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Independent State Bank of Ohio represent ownership in institutions which are wholly-owned by other financial institutions. These securities are accounted for at cost and are classified with equity securities available for sale.














--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Allowance for Loan Losses
-------------------------

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's periodic evaluation of individual loans, economic factors, past loan loss experience, changes in the composition and volume of the portfolio, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to changes in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances surrounding the loan and the borrower including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.







--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

Earnings per share
------------------

There are no convertible securities which would affect the net income required to be used in calculating basic and diluted earnings per share, as such, net income as presented on the consolidated statement of income is used for computation purposes.

The weighted average shares outstanding for both basic and diluted earnings per share are 347,082 for the three months ended March 31, 1999 and 333,164 for the three months ended March 31, 1998.






















--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available for sale are summarized as follows:

                                                                  March 31, 1999
                                 -------------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----
U.S. Treasury and
  Government agency
  securities                     $      6,274,547      $          7,167      $         (7,830)     $      6,273,884
Obligations of states and
  political subdivisions                8,621,723                57,199               (81,854)            8,597,068
Mortgage-backed securities             25,176,935               120,077              (174,707)           25,122,305
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             40,073,205               184,443              (264,391)           39,993,257
                                 ----------------      ----------------      ----------------      ----------------

Equity securities                       1,483,639               133,624                                   1,617,263
                                 ----------------      ----------------      ----------------      ----------------
                                 $     41,556,844      $        318,067      $       (264,391)     $     41,610,520
                                 ================      ================      ================      ================



                                                                 December 31, 1998
                                 -------------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----

                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----
U.S. Treasury and
  Government agency
  securities                     $      6,824,464      $         15,258      $         (3,187)     $      6,836,535
Obligations of states and
  political subdivisions                9,182,033               105,136               (59,101)            9,228,068
Mortgage-backed securities             26,499,393               339,260              (164,157)           26,674,496
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             42,505,890               459,654              (226,445)           42,739,099
                                 ----------------      ----------------      ----------------      ----------------

Equity securities                       1,468,638               158,793                (6,716)            1,620,715
                                 ----------------      ----------------      ----------------      ----------------
                                 $     43,974,528      $        618,447      $       (233,161)     $     44,359,814
                                 ================      ================      ================      ================



--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                   March 31,         December 31,
                                                                                     1999                1998
                                                                                     ----                ----
     Real estate mortgages:
         Residential                                                            $    45,133,548    $     47,954,511
         Commercial                                                                  26,065,065          24,791,286
     Commercial, financial, and agricultural                                         10,254,179          10,255,062
     Consumer loans                                                                  22,773,748          25,177,883
     Other                                                                            2,458,022           2,576,186
                                                                                ---------------    ----------------
                                                                                    106,684,562         110,754,928
     Less allowance for loan losses                                                   1,852,880           1,802,773
                                                                                ---------------    ----------------
                                                                                $   104,831,682    $    108,952,155
                                                                                ===============    ================


Activity in the allowance for loan losses is summarized as follows:

                                                                                          Three months ended
                                                                                               March 31,
                                                                                               ---------
                                                                                        1999               1998
                                                                                        ----               ----
     Balance at beginning of period                                                 $ 1,802,773         $ 1,677,651
     Provision charged to income                                                        300,000             370,000
     Net charge-offs                                                                   (249,893)           (419,904)

     Balance at end of period                                                       $ 1,852,880         $ 1,627,747
                                                                                    ===========         ===========















--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.


FINANCIAL CONDITION

Financial Condition
-------------------

Total assets decreased by approximately $2.4 million or 1.39% from December 31, 1998 to March 31, 1999, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $4.1 million or 3.68% during the first three months of 1999. Decreases occurred in the residential real estate and consumer portfolios which combined to decrease approximately $5.2 million during the first three months of 1999. A large part of the consumer portfolio decrease was due to a reduction in the level of indirect loans originated and due to the higher charges-off of indirect loans later in 1998 which were primarily a result of a former employee who made loans outside of bank policy. Residential real estate loans decreased primarily due to the higher level of refinancing as a result of historically low long term fixed interest rates.

Total securities declined by approximately $2.7 million or 6.20% to $41,611,000 at March 31, 1999 from $44,360,000 at December 31, 1998. The decline was primarily the result of selling securities to pay maturing deposits and normal principal repayments during the three months. Mortgage-backed securities are typically being used to supplement the loan portfolio in periods of inadequate loan demand. Principal repayments from mortgage-backed securities are being used to fund loans and to meet operating expenses.

Total deposits decreased by approximately $5.7 million or 3.8%, during the first three months of 1999 . Decreases occurred in the noninterest-bearing and the time deposit portfolios during the first three months of 1999, and were partially offset by an increase in money market accounts.

Stockholders' equity decreased by approximately $102,000 for the three month period ended March 31, 1999, due to net unrealized gains on securities decreasing by approximately $219,000 which was offset by net income of approximately $101,000 and an increase in common stock issued of $16,000.

Results of Operations
---------------------

Net income for the three-month period ending March 31, 1999 amounted to $100,743 compared to $237,195 during the same period in 1998. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.




--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

Interest income for the first quarter 1999 amounted to $3,032,000 as compared to $3,171,000 during the same period 1998, a decrease of $139,000. During the same time period, interest expense decreased $127,000 from $1,617,000 in 1998 to $1,490,000 in 1999. The decrease in interest income is primarily the result of the decrease in the average balance of the loan portfolio from the same period in 1998 and a decline in the yield on loans. The decrease in the interest expense for the period was due to a decline in the cost of funds due to a decline in rates for time deposits and due to the shift in deposit mix from higher cost time deposits to comparably lower costing money market deposit accounts.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three months ended March 31, 1999 was $300,000, compared to $337,000 for the three months ended March 31, 1998. The decrease in the provision, related primarily to an decrease in net loan charge-offs for the three months ended March 31, 1999 compared to the same period in 1998, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Non-interest income, which is comprised principally of service charges on deposit accounts, declined 7.1%, or $15,000 from $208,000 for the three months ended March 31, 1998 to $193,000 for the three months ended March 31, 1999.

Non-interest expense increased $197,000 or 63.2% to $1,340,000 for the three months ended March 31, 1999 from $1,108,000 for the three months ended March 31, 1998. Of the increase $45,000 related to the sale of repossessed assets at a loss. Legal expenses also increased $34,000 during the three months ended March 31, 1999 when compare to the same period in 1998. Both the loss from the sale of repossessed assets and the increase in legal expenses are a direct effect of the problems the bank had experienced with their indirect loan portfolio during 1998. The loan portfolio was tainted by a former officer of the Bank who made loans outside the policies of the bank. The Company has filed civil litigation against the individual and others who were believed to be involved with these transactions. The remaining amount of the increase in non-interest expense is due to the general increase in other general operating expenses including increases in advertising, insurance, ATMs, and data processing expense.


YEAR 2000 COMPLIANCE


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

During 1998, the Company adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Company for the millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases:

Awareness, Assessment, Renovation, Validation, and Implementation. These phases will enable the Company to identify risks, develop an action plan, perform adequate testing, and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Company is currently in Phase 4, Validation (which includes testing of incremental changes to hardware and software, testing connections with third-party vendors, and establishing controls to ensure timely completion of all hardware and software prior to final implementation). Prioritization of the most critical applications has been addressed, along with contract and service agreements.

The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software is a top priority and has been completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems, and security systems) regarding their Year 2000 state of readiness. The Validation phase was targeted for completion by March 31, 1999 and management met the target. The Implementation phase is to certify that systems are Year 2000 ready, along with the assurances that any new systems are compliant on a going forward basis. The implementation phase is targeted for completion by June 30, 1999. The Company expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. In total, the Company estimates that its cost for compliance will amount to approximately $80,000 over the two-year period from 1998 to 1999. A significant portion of these costs are not likely to be incremental costs to the Company but rather the redeployment of existing resources. As of March 31, 1999, the Company estimates that approximately $30,000 of these costs have been incurred.

No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Company could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Company would likely experience significant data processing delays, mistakes, or failures. These delays, mistakes, or failures could have a significant adverse impact on the financial statements of the Company. Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain including the progress and results of the Company's External Provider, testing plans, and all vendors, suppliers, and customer readiness.


RISK ELEMENTS

Nonperforming Assets

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at March 31, 1999 and December 31, 1998. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.



                                                                                     March 31,         December 31
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                       (Dollars in Thousand)


Loans on nonaccrual basis                                                         $        1,456    $         1,300
Loan past 90 days or more and still accruing                                               1,151                412
                                                                                  --------------    ---------------
Total non-performing loans                                                                 2,607              1,712

Other non-performing assets                                                                  233                283
                                                                                  --------------    ---------------

Total non-performing assets                                                       $        2,840    $         1,995
                                                                                  ==============    ===============

Total non-performing loans to
     total loans                                                                               2.44%              1.55%

Total non-performing loans to
     total assets                                                                              1.54%               .99%

Total non-performing assets to
     total assets                                                                              1.67%              1.16%





LIQUIDITY

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

Liquidity management is influenced by cash generated by operating activities, investing activities and financing activities. The most important source of funds is the deposits which are primarily core deposits (deposits from customers with other relationships). Short-term borrowings from the Federal Home Loan Bank supplements the Company's availability of funds.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 1999, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 7.94%, 12.61% and 13.86%, respectively, compared to 8.12%, 12.99% and 14.25% at December 31, 1998, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statement. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.







--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 1998
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item  1 -  Legal Proceedings.

There is no pending litigation which, in the opinion of management, will adversely impact the financial condition of the Company or the Bank. There is litigation by a bank customer for $3.5 million dollars which was filed on March 31, 1999. It is the opinion of management and its counsel that the threatened litigation will cause no loss to the bank or have a material adverse impact upon the financial condition of the Company and the Bank.

Item 2 - Changes in rights of the Company's Security holders.
None.

Item 3 - Defaults by the Company on its senior securities.
None.

Item 4 - Results of votes of security holders.
None.

Item 5 - Other information.
None.

Item 6 - Reports on Form 8-K

On February 25, 1999 the registrant filed a Form 8-K to report that the Board had elected to replace its current independent auditors, S.R. Snodgrass, A.C. and to engage the accounting firm of Crowe, Chizek and Company LLP. S.R. Snodgrass, A.C.'s reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Also, there were no disagreements with S.R. Snodgrass, A.C. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure or accounting principle.










--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SECURITY FINANCIAL CORP.
                                          ------------------------
                                          (Registrant)



Date:  May 10, 1999                       /s/Glenn Griffiths
       ------------------------           --------------------------------
                                          Glenn Griffiths
                                          President and Chief Executive Officer




Date:  May 10, 1999                       /s/Donald Stacy
       ------------------------           --------------------------------
                                          Donald Stacy,
                                          Vice President and Treasurer




















--------------------------------------------------------------------------------