Form 10QSB
period 1999-06-30
SECURITY FINANCIAL CORP /OH/
filed 1999-08-16
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 1999

Commission File Number 0-24157
                      ---------

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

Yes  X  No
   ----   -----

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

        Class:                                     Outstanding at July 31, 1999
Common stock, no par value                         349,175 common shares


-------------------------------------------------------------------------------
                                                                              1.

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 1999


                         Part I - Financial Information



                                                                                                          Page
                                                                                                          ----
ITEM 1 - FINANCIAL STATEMENTS (unaudited)

      Consolidated Balance Sheet, (unaudited) as of June 30, 1999 and
      December 31, 1998 ..............................................................................      3

      Consolidated Statements of Income (unaudited) for the three and six months
      Ended June 30, 1999 and 1998...................................................................       4

      Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      For the six months ended June 30, 1999..........................................................      6

      Condensed Consolidated statement of Cash Flows (unaudited) for the six
      Months ended June 30, 1999 and 1998.............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................................     13



                           Part II - Other Information

OTHER INFORMATION.....................................................................................     19

SIGNATURES ...........................................................................................     20

-------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION
                            SECURITY FINANCIAL CORP.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                               June 30,       December 31,
                                                                1999              1998
                                                                ----              ----
ASSETS
     Cash and due from banks                               $   7,729,667    $   8,056,009
     Federal funds sold                                        4,291,000        1,781,000
     Interest-bearing deposits in other banks                    895,000        1,294,000
                                                           -------------    -------------
         Cash and cash equivalents                            12,915,667       11,131,009

     Securities available for sale                            46,527,679       44,359,814
     Loans                                                   106,734,053      110,754,928
     Less allowance for loan losses                            1,862,751        1,802,773
                                                           -------------    -------------
         Net loans                                           104,871,302      108,952,155

     Premises and equipment                                    4,981,874        4,967,839
     Accrued interest receivable and other assets              2,332,911        2,662,963
                                                           -------------    -------------
              Total assets                                 $ 171,629,433    $ 172,073,780
                                                           =============    =============

LIABILITIES
Deposits:
     Noninterest-bearing demand                            $  19,293,597    $  21,178,516
     Interest-bearing demand                                   8,110,639        7,980,918
     Money market                                             14,760,537       10,194,276
     Savings                                                  27,286,445       26,576,390
     Time                                                     76,479,440       82,986,786
                                                           -------------    -------------
         Total deposits                                      145,930,658      148,916,886

Short-term borrowings                                          7,777,520        7,649,027
FHLB Advances                                                  3,000,000
Accrued interest and other liabilities                           536,834          763,587
                                                           -------------    -------------
         Total liabilities                                   157,245,012      157,329,500

STOCKHOLDERS' EQUITY
Common stock, no par value
     1,500,000 shares authorized;
     348,203 and 346,978 shares issued                         6,880,624        6,794,102
Retained earnings                                              7,863,160        7,695,892
Net unrealized gain on securities                               (359,363)         254,286
                                                           -------------    -------------
         Total stockholders' equity                           14,384,421       14,744,280
                                                           -------------    -------------

              Total liabilities and stockholders' equity   $ 171,629,433    $ 172,073,780
                                                           =============    =============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                           Three Months Ended         Six Months Ended
                                                 June 30                  June 30,
                                                 -------                  --------
                                            1999        1998         1999         1998
                                            ----        ----         ----         ----
INTEREST INCOME
     Interest and fees on loans         $2,336,487   $2,448,364   $4,696,932   $4,943,858
     Interest bearing deposits
      in other banks                        14,568        3,917       31,497        8,454
     Federal funds sold                     91,188       51,442      130,102       89,184
     Investment securities:
         Taxable                           483,085      535,604      968,536    1,084,883
         Exempt from federal
         income tax                        133,933       98,299      264,430      182,031
                                        ----------   ----------   ----------   ----------
              Total interest income      3,059,261    3,137,626    6,091,497    6,308,410

INTEREST EXPENSE
     Deposits                            1,389,284    1,536,901    2,804,101    3,089,252
     Short-term borrowings                  68,389       66,765      127,308      131,566
     FHLB borrowings                        34,779                    51,026
                                        ----------   ----------   ----------   ----------
         Total interest expense          1,492,452    1,603,666    2,982,435    3,220,818

NET INTEREST INCOME                      1,566,809    1,533,960    3,109,062    3,087,592

Provision for loan losses                  220,000      300,000      520,000      637,000
                                        ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES              1,346,809    1,233,960    2,589,062    2,450,592

NON-INTEREST INCOME
     Service charges and fees              203,033      140,337      376,744      277,941
     Investment securities gains, net          157       20,913        7,269       31,682
     Gain on sale of loans, net              7,984            0       10,404
     Other income                            9,004       62,421       19,058      122,099
                                        ----------   ----------   ----------   ----------
         Total non-interest income         220,178      223,671      413,475      431,722

NON-INTEREST EXPENSE
     Salaries and employee benefits        682,259      596,217    1,337,175    1,224,232
     Occupancy expense                     175,322      169,975      360,381      337,815
     Other expense                         480,115      416,394      980,013      728,250
                                        ----------   ----------   ----------   ----------
         Total non-interest expense      1,337,696    1,182,586    2,677,569    2,290,297


--------------------------------------------------------------------------------

                                  (Continued)

                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                             --------              --------
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----

INCOME BEFORE INCOME TAX               $229,291   $275,045   $324,968   $592,017

Income tax expense (benefit)             51,650     78,527     46,585    158,304
                                       --------   --------   --------   --------


NET INCOME                              177,641    196,518   $278,383   $433,713
                                       ========   ========   ========   ========



Basic and diluted earnings per share   $    .51   $    .59   $    .80   $   1.30

Weighted average shares outstanding     348,139    334,112    347,613    333,588


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

--------------------------------------------------------------------------------


                                     Common       Retained    Comprehensive
                                     Stock        Earnings        Income        Total
                                     -----        --------        ------        -----

Balance, January 1, 1999         $ 6,794,102    $ 7,695,892    $   254,286    $14,744,280

Dividend reinvestment
   and stock options exercised        86,522                                       86,522

Cash dividends                                     (111,115)                     (111,115)

Comprehensive income:
     Net income                                     278,383                       278,383
     Net unrealized loss on
       securities                                                 (613,649)      (613,649)
                                                                              -----------
         Total comprehensive
           income                                                                (335,266)
                                 -----------    -----------    -----------    -----------

Balance, June 30, 1999           $ 6,880,624    $ 7,863,160    $  (359,363)   $14,384,421
                                 ===========    ===========    ===========    ===========


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                        June 30,
                                                                        --------
                                                                  1999            1998
                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                  $  1,315,686    $  1,423,712

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from sales                                    5,105,590         932,259
         Proceeds from maturities and principal repayments      3,536,625       5,625,943
         Purchases                                            (11,975,777)     (8,833,827)
     Net decrease in loans                                      3,800,853       2,318,395
     Purchase of premises and equipment                          (115,991)       (779,533)
     Proceeds from sale of other real estate owned                      0          39,254
                                                             ------------    ------------
         Net cash from investing activities                       351,300        (697,509)


CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                  (2,986,228)       (876,241)
     Increase (decrease) in short-term borrowings                 128,493       1,123,601
     Increase in FHLB advances                                  3,000,000
     Cash dividends                                              (111,115)       (213,528)
     Proceeds from dividend reinvestment plan                      86,522         130,319
                                                             ------------    ------------
         Net cash from financing activities                       117,672         164,151

Net increase in cash and cash equivalents                       1,784,658         890,354

Cash and cash equivalents at beginning of period               11,131,009       8,906,457
                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 12,915,667    $  9,796,811
                                                             ============    ============


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

--------------------------------------------------------------------------------
                                                                              8.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated market values of securities available for sale are summarized as follows:


                                                    June 30, 1999
                             -----------------------------------------------------------
                                                Gross           Gross         Estimated
                                 Amortized    Unrealized      Unrealized        Fair
                                   Cost         Gains           Losses          Value
                                   ----         -----           ------          -----
U.S. Treasury and
  Government agency
  securities                 $  6,993,819   $      1,204    $    (83,924)   $  6,911,099
Obligations of states and
  political subdivisions        9,227,141         14,764        (295,752)      8,946,153
Corporate obligations             194,736                         (1,923)        192,813
Mortgage-backed securities     29,157,728         75,926        (489,768)     28,743,886
                             ------------   ------------    ------------    ------------
     Total debt securities     45,573,424         91,894        (871,367)     44,793,951
                             ------------   ------------    ------------    ------------

Equity securities               1,498,738        234,990                       1,733,728
                             ------------   ------------    ------------    ------------
                             $ 47,072,162   $    326,884    $   (871,367)   $ 46,527,679
                             ============   ============    ============    ============




                                                  December 31, 1998
                             -----------------------------------------------------------
                                                 Gross          Gross         Estimated
                                Amortized      Unrealized    Unrealized         Fair
                                  Cost           Gains         Losses           Value
                                  ----           -----         ------           -----
U.S. Treasury and
  Government agency
  securities                 $  6,824,464   $     15,258    $     (3,187)   $  6,836,535
Obligations of states and
  political subdivisions        9,182,033        105,136         (59,101)      9,228,068
Mortgage-backed securities     26,499,393        339,260        (164,157)     26,674,496
                             ------------   ------------    ------------    ------------
     Total debt securities     42,505,890        459,654        (226,445)     42,739,099
                             ------------   ------------    ------------    ------------

Equity securities               1,468,638        158,793          (6,716)      1,620,715
                             ------------   ------------    ------------    ------------
                             $ 43,974,528   $    618,447    $   (233,161)   $ 44,359,814
                             ============   ============    ============    ============


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                              June 30,     December 31,
                                               1999           1998
                                               ----           ----
Real estate mortgages:
    Residential                           $ 46,268,718   $ 47,954,511
    Commercial                              27,508,594     24,791,286
Commercial, financial, and agricultural     10,021,466     10,255,062
Consumer loans                              20,624,974     25,177,883
Other                                        2,310,301      2,576,186
                                          ------------   ------------
                                           106,734,053    110,754,928
Less allowance for loan losses               1,862,751      1,802,773
                                          ------------   ------------
                                          $104,871,302   $108,952,155
                                          ============   ============


Activity in the allowance for loan losses is summarized as follows:

                                                 Six Months Ended
                                                     June 30,
                                               1999            1998
                                               ----            ----

Balance at beginning of period             $ 1,802,773    $ 1,677,651
Provision charged to income                    520,000        637,000
Net charge-offs                               (460,022)      (511,878)
                                           -----------    -----------

Balance at end of period                   $ 1,862,751    $ 1,802,773
                                           ===========    ===========



--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Financial Condition
-------------------

Total assets decreased by approximately $500,000 or .26% from December 31, 1998 to June 30, 1999, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $4.0 million or 3.63% during the first six months of 1999. Decreases occurred in the residential real estate and consumer portfolios which combined to decrease approximately $6.2 million during the first six months of 1999. A large part of the consumer portfolio decrease was due to a reduction in the level of indirect loans originated and due to the higher charges-off's of indirect loans late in 1998 which were primarily a result of a former employee who made loans outside of bank policy. Residential real estate loans decreased primarily due to the higher level of refinancing as a result of historically low long term fixed interest rates.

Total securities available for sale increased by approximately $2.2 million or 4.89% to $46.5 million at June 30, 1999 from $44.4 million at December 31, 1998. The increase was primarily the result of mortgage-backed securities purchased during first six months of 1999.

Total deposits decreased by approximately $3.0 million or 2.01%, during the first six months of 1999. Decreases occurred in the noninterest-bearing and the time deposit portfolios during the first six months of 1999, and were partially offset by an increase in money market accounts.

Stockholders' equity decreased by approximately $360,000 for the six month period ended June 30, 1999, due to net unrealized gains on securities decreasing by approximately $614,000 which was partially offset by net income of approximately $278,000.

Results of Operations
---------------------

Net income for the six-month period ending June 30, 1999 amounted to $278,000 compared to $434,000 during the same period in 1998. Net income for the three-month period ending June 30, 1999 also decreased approximately $19,000. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Interest income for the first half of 1999 amounted to $6,091,000 as compared to $6,308,000 during the same period 1998, a decrease of $217,000. During the same time period, interest expense decreased $239,000 from $3,221,000 in 1998 to $2,982,000 in 1999. The decrease in interest income is primarily the result of the decrease in the average balance of the loan portfolio from the same period in 1998 and a decline in the yield on loans. The decrease in the interest expense for the period was due to a decline in the cost of funds due to a decline in rates for time deposits and due to the shift in deposit mix from higher cost time deposits to comparably lower costing money market deposit accounts.

Provision for Loan Losses
-------------------------

The provision for loan losses for the six months ended June 30, 1999 was $520,000, compared to $637,000 for the six months ended June 30, 1998. The decrease in the provision, related primarily to an decrease in net loan charge-offs for the six months ended June 30, 1999 compared to the same period in 1998, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Non-interest income, which is comprised principally of service charges on deposit accounts, declined 4.23%, or $19,000 from $432,000 for the six months ended June 30, 1998 to $413,000 for the six months ended June 30, 1999.

Non-interest expense increased $388,000 or 16.9% to $2,678,000 for the six months ended June 30, 1999 from $2,290,000 for the six months ended June 30, 1998. Salaries and employee benefits increased $113,000 or 9.2% during this time due to increases in wages, insurance and more employees used the tuition reimbursement plan. Of the increase, $45,000 was related to the sale of repossessed assets at a loss. Legal expenses also increased $34,000 during the six months ended June 30, 1999 when compared to the same period in 1998. Both the loss from the sale of repossessed assets and the increase in legal expenses are a direct effect of the problems the bank had experienced with their indirect loan portfolio during 1998. The loan portfolio was tainted by a former officer of the Bank who made loans outside the policies of the bank. The Company has filed civil litigation against the individual and others who were believed to be involved with these transactions. The remaining amount of the increase in non-interest expense is due to

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

the general increase in other general operating expenses including increases in advertising, insurance, ATMs, and data processing expense.

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

The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software is a top priority and has been completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems, and security systems) regarding their Year 2000 state of readiness. The implementation phase was targeted for completion by June 30, 1999 and management met the target. Management also completed its' Year 2000 risk analysis of significant borrowers during the second quarter. The Company expects to incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. The Company will also incur expense in an effort to inform and educate its' customer base as to the Company's Year 2000 readiness. In total, the Company estimates that its cost for compliance will amount to approximately $160,000 over the two-year period from 1998 to 1999. A significant portion of these costs are not likely to be incremental costs to the Company but rather the redeployment of existing resources. As of June 30, 1999, the Company estimates that approximately $130,000 of these costs have been incurred.

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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain including the progress and results of the Company's External Provider, testing plans, and all vendors, suppliers, and customer readiness.


RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 1999 and December 31, 1998. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.



                                               June 30,  December 31
                                                1999       1998
                                                ----       ----
                                             (Dollars in Thousand)


Loans on nonaccrual basis                      $1,305    $1,300
Loan past 90 days or more and still accruing      166       412
                                               ------    ------
Total non-performing loans                      1,471     1,712

Other non-performing assets                        58       283
                                               ------    ------

Total non-performing assets                    $1,529    $1,995
                                               ======    ======

Total non-performing loans to
     total loans                                 1.38%     1.55%

Total non-performing loans to
     total assets                                 .85%      .99%

Total non-performing assets to
     total assets                                 .89%     1.16%


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

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


CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 1999, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 7.91%, 12.91% and 14.16%, respectively, compared to 8.12%, 12.99% and 14.25% at December 31, 1998, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.


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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 1999
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

Security Financial Corp. held its Annual Meeting of Shareholders on April 20, 1999 for the purpose of electing two directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                                    Douglas J. Neuman      Peter P. Rossi, Jr.
                                    -----------------      -------------------
For                                           253,677                 256,642
Abstain                                         5,795                   3,357
Against                                         2,436                   1,909

Item 5 - Other information.
None.

Item 6 - Reports on Form 8-K
None



--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SECURITY FINANCIAL CORP.
                                         ------------------------
                                         (Registrant)



Date:  August 16, 1999                   /s/Glenn Griffiths
-----------------------                  -------------------------------------
                                         Glenn Griffiths
                                         President and Chief Executive Officer


Date:  August 16, 1999                   /s/Stephen Miller
-----------------------                  -------------------------------------
                                         Stephen Miller
                                         Chief Financial Officer


--------------------------------------------------------------------------------