Form 10QSB
period 1999-09-30
SECURITY FINANCIAL CORP /OH/
filed 1999-11-12
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 1999

Commission File Number 0-24157
                       -------

                            SECURITY FINANCIAL CORP.
             ------------------------------------------------------
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

Yes   [X]       No     [ ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             Class:                          Outstanding at October 31, 1999
Common stock, no par value                   350,337 common shares



--------------------------------------------------------------------------------
                                                                              1.

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 1999


                         Part I - Financial Information










                                                                                             Page
                                                                                             ----
ITEM 1 - FINANCIAL STATEMENTS (unaudited)

      Consolidated Balance Sheet, (unaudited) as of September 30, 1999 and
      December 31, 1998 ................................................................      3

      Consolidated Statements of Income (unaudited) for the three and nine months
       Ended September 30, 1999 and 1998................................................      4

      Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)
      For the nine months ended September 30, 1999......................................      6

      Condensed Consolidated statement of Cash Flows (unaudited) for the nine
      Months ended September 30, 1999 and 1998..........................................      7

      Notes to Consolidated Financial Statements .......................................      8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................     13



                           Part II - Other Information

OTHER INFORMATION.......................................................................     19

SIGNATURES .............................................................................     20

--------------------------------------------------------------------------------
                                                                              2.



                          PART I. FINANCIAL INFORMATION
                            SECURITY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                September 30,         December 31,
                                                                                    1999                  1998
                                                                                    ----                  ----
ASSETS
     Cash and due from banks                                                 $       7,228,343    $       8,056,009
     Federal funds sold                                                              4,681,000            1,781,000
     Interest-bearing deposits in other banks                                          696,000            1,294,000
                                                                             -----------------    -----------------
         Cash and cash equivalents                                                  12,605,343           11,131,009

     Securities available for sale                                                  43,309,618           44,359,814
     Loans                                                                         108,602,563          110,754,928
     Less allowance for loan losses                                                  1,823,452            1,802,773
                                                                             -----------------    -----------------
         Net loans                                                                 106,779,111          108,952,155

     Premises and equipment                                                          4,956,925            4,967,839
     Accrued interest receivable and other assets                                    2,451,150            2,662,963
                                                                             -----------------    -----------------
              Total assets                                                   $     170,102,147    $     172,073,780
                                                                             =================    =================

LIABILITIES
Deposits:
     Noninterest-bearing demand                                              $      17,297,922    $      21,178,516
     Interest-bearing demand                                                         9,099,660            7,980,918
     Money market                                                                   16,327,831           10,194,276
     Savings                                                                        26,158,489           26,576,390
     Time                                                                           75,788,059           82,986,786
                                                                             -----------------    -----------------
         Total deposits                                                            144,671,961          148,916,886

Short-term borrowings                                                                7,478,727            7,649,027
FHLB Advances                                                                        3,000,000
Accrued interest and other liabilities                                                 563,201              763,587
                                                                             -----------------    -----------------
         Total liabilities                                                         155,713,889          157,329,500

STOCKHOLDERS' EQUITY
Common stock, no par value
     1,500,000 shares authorized;
     349,381 and 346,978 shares issued                                               6,894,627            6,794,102
Retained earnings                                                                    7,991,964            7,695,892
Accumulated other comprehensive income                                                (498,333)             254,286
                                                                             -----------------    -----------------
         Total stockholders' equity                                                 14,388,258           14,744,280
                                                                             -----------------    -----------------

              Total liabilities and stockholders' equity                     $     170,102,147    $     172,073,780
                                                                             =================    =================

--------------------------------------------------------------------------------
    See accompanying notes to consolidated financial statements.
                                                                              3.



                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Nine Months Ended
                                                        September 30                       September 30,
                                                        ------------                       -------------
                                                   1999               1998             1999              1998
                                                   ----               ----             ----              ----
INTEREST INCOME
     Interest and fees on loans             $     2,350,033    $    2,467,132     $    7,046,965    $     7,410,990
     Interest bearing deposits
      in other banks                                 11,662             5,839             43,159             14,293
     Federal funds sold                              81,094            77,039            211,196            166,223
     Investment securities:
         Taxable                                    486,789           524,058          1,494,056          1,608,941
         Exempt from federal
          income tax                                107,272           116,325            332,971            298,356
                                            ---------------    --------------     --------------    ---------------
              Total interest income               3,036,850         3,190,393          9,128,347          9,498,803

INTEREST EXPENSE
     Deposits                                     1,409,852         1,548,785          4,213,953          4,638,037
     Short-term borrowings                           76,866            96,277            204,174            227,843
     FHLB borrowings                                 35,162                               86,188
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                   1,521,880         1,645,062          4,504,315          4,865,880

NET INTEREST INCOME                               1,514,970         1,545,331          4,624,032          4,632,923

Provision for loan losses                           300,000         1,390,000            820,000          2,027,000
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,214,970           155,331          3,804,032          2,605,923

NON-INTEREST INCOME
     Service charges and fees                       205,214           151,900            581,958            429,841
     Investment securities gains, net                                                      7,269             31,682
     Gain on sale of loans, net                                                           10,404
     Other income                                     8,434            31,219             27,492            153,318
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                  213,648           183,119            627,123            614,841

NON-INTEREST EXPENSE
     Salaries and employee benefits                 600,957           683,815          1,938,132          1,908,047
     Occupancy expense                              166,015           204,012            526,396            541,827
     Other expense                                  494,194           433,644          1,474,207          1,161,894
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense               1,261,166         1,321,471          3,938,735          3,611,768






-----------------------------------------------------------------------------

                                  (Continued)
                                                                              4.



                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------


                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                         September 30,
                                                   1999                 1998                1999              1998
                                                   ----                 ----                ----              ----

INCOME BEFORE INCOME TAX                         $ 167,452          $(983,021)          $ 492,420          $(391,004)

Income tax expense (benefit)                         3,153           (365,740)             43,432           (207,436)
                                                 ---------          ---------           ---------          ---------


NET INCOME                                       $ 170,605          $(617,281)          $ 448,988          $(183,568)
                                                 =========          =========           =========          =========



Basic and diluted earnings per share             $     .49          $   (1.84)          $    1.29          $    (.55)

Weighted average shares outstanding                349,217            335,306             348,154            330,920

-------------------------------------------------------------------------------
         See accompanying notes to consolidated financial statements.



                            SECURITY FINANCIAL CORP.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------


                                                                                Accumulated other
                                         Common               Retained            Comprehensive
                                          Stock               Earnings               Income                   Total
                                          -----               --------               ------                   -----

Balance, January 1, 1999            $   6,794,102         $   7,695,892          $    254,286          $   14,744,280

Dividend reinvestment
   and stock options exercised            100,525                                                             100,525

Cash dividends                                                 (152,916)                                     (152,916)

Comprehensive income:
     Net income                                                 448,988                                       448,988
     Net unrealized loss on
       securities                                                                    (752,619)               (752,619)
                                                                                                       --------------
         Total comprehensive
           income                                                                                            (303,631)
                                    -------------         -------------          ------------          --------------
Balance, September 30, 1999         $   6,894,627         $   7,991,964          $   (498,333)         $   14,388,258
                                    =============         =============          ============          ==============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                              6.



                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1999                1998
                                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                                     $     1,864,030    $      2,292,405

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Proceeds from sales                                                          5,979,590             932,259
         Proceeds from maturities and principal repayments                            5,948,649           9,031,241
         Purchases                                                                  (12,280,777)        (11,788,974)
     Net decrease in loans                                                            1,593,044           2,952,591
     Purchase of premises and equipment                                                (162,586)         (1,139,159)
     Proceeds from sale of other real estate owned                                                           39,254
                                                                                ---------------    ----------------
         Net cash from investing activities                                           1,077,920              27,212


CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                        (4,244,925)           (481,229)
     Increase (decrease) in short-term borrowings                                      (170,300)          1,911,661
     Increase in FHLB advances                                                        3,000,000
     Cash dividends                                                                    (152,916)           (213,528)
     Proceeds from dividend reinvestment plan
       And stock options exercised                                                      100,525             130,319
                                                                                ---------------    ----------------
         Net cash from financing activities                                          (1,467,616)          1,347,223

Net increase in cash and cash equivalents                                             1,474,334           3,666,840

Cash and cash equivalents at beginning of period                                     11,131,009           8,906,457
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    12,605,343    $     12,573,297
                                                                                ===============    ================


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                                              7.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

-------------------------------------------------------------------------------


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






--------------------------------------------------------------------------------

                                  (Continued)
                                                                              8.

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


--------------------------------------------------------------------------------

                                  (Continued)
                                                                              9.

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












--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated market values of securities available for sale are summarized as follows:

                                                                September 30, 1999
                                 ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----

U.S. Treasury and
  Government agency
  securities                     $      6,176,663      $            625      $       (112,256)     $      6,065,032
Obligations of states and
  political subdivisions                9,213,334                 7,601              (498,789)            8,722,146
Corporate obligations                     194,922                                      (2,609)              192,313
Mortgage-backed securities             26,946,006               366,872              (735,813)           26,577,065
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             42,530,925               375,098            (1,349,467)           41,556,556
                                 ----------------      ----------------      ----------------      ----------------

Equity securities                       1,533,738               219,324                                   1,753,062
                                 ----------------      ----------------      ----------------      ----------------
                                 $     44,064,663      $        594,422      $     (1,349,467)     $     43,309,618
                                 ================      ================      ================      ================



                                                                 December 31, 1998
                                 ----------------------------------------------------------------------------------
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
                                 ================      ================      ================      ================




--------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                 September 30,       December 31,
                                                                                     1999                1998
                                                                                     ----                ----
     Real estate mortgages:
         Residential                                                            $    49,035,479    $     47,954,511
         Commercial                                                                  28,650,148          24,791,286
     Commercial, financial, and agricultural                                         10,056,544          10,255,062
     Consumer loans                                                                  18,595,383          25,177,883
     Other                                                                            2,265,009           2,576,186
                                                                                ---------------    ----------------
                                                                                    108,602,563         110,754,928
     Less allowance for loan losses                                                   1,823,452           1,802,773
                                                                                ---------------    ----------------
                                                                                $   106,779,111    $    108,952,155
                                                                                ===============    ================


Activity in the allowance for loan losses is summarized as follows:

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        1999               1998
                                                                                        ----               ----

     Balance at beginning of period                                             $     1,802,773    $      1,677,651
     Provision charged to income                                                        820,000           2,027,000
     Net charge-offs                                                                   (799,321)         (1,187,556)
                                                                                ---------------    ----------------

     Balance at end of period                                                   $     1,823,452    $      2,517,095
                                                                                ===============    ================





--------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Financial Condition
-------------------

Total assets decreased by approximately $2.0 million or 1.15% from December 31, 1998 to September 30, 1999, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $2.2 million or 1.94% during the first nine months of 1999. The consumer portfolio decreased approximately $6.6 million during the first nine months of 1999 which more than offset the $4.9 million increase in the residential and commercial real estate portfolios. A large part of the consumer portfolio decrease was due to a reduction in the level of indirect loans originated and due to the higher charges-off's of indirect loans in 1998 and 1999 which were primarily a result of a former employee who made loans outside of bank policy.

Total deposits decreased by approximately $4.2 million or 2.85%, during the first nine months of 1999. Decreases occurred in the noninterest-bearing and the time deposit portfolios during the first six months of 1999, and were partially offset by an increase in money market accounts.

Stockholders' equity decreased by approximately $356,000 for the nine month period ended September 30, 1999, due to cash dividends of approximately $153,000 and an increase in net unrealized losses on securities of approximately $753,000. These decrease to stockholders equity was partially offset by net income of approximately $449,000 and an increase in common stock of approximately $101,000 from the dividend reinvestment plan and the exercise of stock options.

Results of Operations
---------------------

Net income for the nine-month period ending September 30, 1999 amounted to $448,988 compared to $(183,568) during the same period in 1998. Net income for the three-month period ending September 30, 1999 also increased approximately $788,000. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

Interest income for the first nine months of 1999 totaled approximately $9,128,000 as compared to $9,499,000 during the same period 1998, a decrease of $371,000. During the same time period, interest expense decreased $362,000 from $4,866,000 in 1998 to $4,504,000 in 1999. The decrease in interest income is primarily the result of the decrease in the average balance of the loan portfolio from the same period in 1998 and a decline in the yield on loans. The decrease in the interest expense for the period was due to a decline in the cost of funds due to a decline in rates for time deposits and due to the shift in deposit mix from higher cost time deposits to comparably lower costing money market deposit accounts.

Provision for Loan Losses
-------------------------

The provision for loan losses for the nine months ended September 30, 1999 was $820,000, compared to $2,027,000 for the nine months ended September 30, 1998. The decrease in the provision, related primarily to an decrease in net loan charge-offs for the nine months ended September 30, 1999 compared to the same period in 1998, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Non-interest income, which is comprised principally of service charges on deposit accounts, increased 1.95%, or $12,000 from $615,000 for the nine months ended September 30, 1998 to $627,000 for the nine months ended September 30, 1999.

Non-interest expense increased $327,000 or 9.05% to $3,939,000 for the nine months ended September 30, 1999 from $3,612,000 for the nine months ended September 30, 1998. Salaries and employee benefits increased $30,000 or 1.58% during this time due to increases in wages, insurance and more employees using the tuition reimbursement plan. Of the $312,000 increase in other expesnes, $59,000 was related to the sale of repossessed assets at a loss. Legal expenses also increased $31,000 during the nine months ended September 30, 1999 when compared to the same period in 1998. Both the loss from the sale of repossessed assets and the increase in legal expenses are a direct effect of the problems the bank had experienced with their indirect loan portfolio during 1998. The loan portfolio was tainted by a former officer of the Bank who made loans outside the policies of the bank. The Company has filed civil litigation against the individual and others who were believed to be involved with these transactions. The remaining amount of the increase in non-interest expense is due to



--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------

the general increase in other general operating expenses including increases in advertising, insurance, ATMs, and data processing expense.

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

The primary operating software for the Company is obtained and maintained by an external provider of software (the "External Provider"). The Company has maintained ongoing contact with this vendor so that modification of the software is a top priority and has been completed. The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. Each of these third parties has delivered written assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has contacted material customers and non-information technology suppliers (i.e., utility systems, telephone systems, and security systems) regarding their Year 2000 state of readiness. The implementation phase was targeted for completion by September 30, 1999 and management met the target. Management also completed its' Year 2000 risk analysis of significant borrowers during the second quarter. The Company has and will incur internal staffing costs as well as consulting and other expenses related to testing and enhancements to prepare the systems for the Year 2000. The Company does not anticipate that the related costs will be material in any single year. The Company has and will also incur expense in an effort to inform and educate its' customer base as to the Company's Year 2000 readiness. In total, the Company estimates that its cost for compliance will amount to approximately $160,000 over the two-year period from 1998 to 1999. A significant portion of these costs are not likely to be incremental costs to the Company but rather the redeployment of existing resources. As of September 30, 1999, the Company estimates that approximately $130,000 of these costs have been incurred.

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


RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 1999 and December 31, 1998. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.



                                                                                   September 30,       December 31
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                       (Dollars in Thousand)


Loans on nonaccrual basis                                                           $     1,381         $     1,300
Loan past 90 days or more and still accruing                                                163                 412
                                                                                    -----------         -----------
Total non-performing loans                                                                1,544               1,712

Other non-performing assets                                                                  47                 283
                                                                                    -----------         -----------

Total non-performing assets                                                         $     1,591         $     1,995
                                                                                    ===========         ===========

Total non-performing loans to
     total loans                                                                          1.42%               1.55%

Total non-performing loans to
     total assets                                                                          .91%                .99%

Total non-performing assets to
     total assets                                                                          .94%               1.16%





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


CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At September 30, 1999, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 8.08%, 13.11% and 14.36%, respectively, compared to 8.12%, 12.99% and 14.25% at December 31, 1998, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.


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

-------------------------------------------------------------------------------


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










--------------------------------------------------------------------------------
                                                                             18.

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 1999
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

Item 4 - Results of votes of security holders.
None

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

                                         SECURITY FINANCIAL CORP.
                                         ------------------------
                                         (Registrant)



Date:  November 12, 1999                 /s/Glenn Griffiths
     ---------------------------         -------------------------------------
                                         Glenn Griffiths
                                         President and Chief Executive Officer

Date:  November 12, 1999                 /s/Stephen Miller
     ---------------------------         -------------------------------------
                                         Stephen Miller
                                         Treasurer








--------------------------------------------------------------------------------