Form 10KSB
period 1999-12-31
SECURITY FINANCIAL CORP /OH/
filed 2000-03-30
CIK 825392

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                             -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 000 - 24157
                                              -----------

                            SECURITY FINANCIAL CORP.
                     --------------------------------------
                 (Name of small business issuer in its charter)

                Delaware                                       34-1579662
------------------------------------                      ----------------------
   (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                            Identification No.)

    1 South Main Street, Niles, Ohio                            44446-0228
------------------------------------------------          ----------------------
 (Address of principal executive offices)                       (Zip Code)

Issuers's telephone number, including area code           (330) 544-7400
                                                     ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year $13,036,000

The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing market price as of March 15, 2000 was $23.9 million

As of March 15, 2000, there were 361,776 shares of no par value common stock issued and outstanding.

Transitional small business disclosure format (check one)    Yes       No  X
                                                                ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

                                      INDEX


PART I
Item 1.   Business..........................................................................    3
          Selected Financial Data...........................................................    8
Item 2.   Properties........................................................................   20
Item 3.   Legal Proceedings.................................................................   21
Item 4.   Submission of Matters to a Vote of Security Holders...............................   21

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.............   21
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation........................................................   21
Item 7.   Financial Statements .............................................................   21
          Report of Independent Auditors
          Consolidated Financial Statements
          Notes to Consolidated Financial Statements
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure........................................................   21

PART III
Item 9.   Directors and Executive Officers of the Registrant................................   21
Item 10.  Executive Compensation............................................................   22
Item 11.  Security Ownership of Certain Beneficial Owners and Management....................   22
Item 12.  Certain Relationships and Related Transactions....................................   22
Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................   22


Signatures..................................................................................   23

PART I

ITEM 1. BUSINESS
----------------

The purpose of the Security Financial Corp. (the "Company") is to engage in any lawful act or activity for which corporations may be organized under the General Company Law of Delaware.

Forward Looking Statements
--------------------------

Security Financial Corporation may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users; including the features, pricing and quality compared to competitors' products and services; the willingness of the users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General
-------

The Company was incorporated under the laws of the State of Delaware on November 23, 1987, at the direction of management of Security Dollar Bank ("the Bank"), for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of the Bank. In March 1988, the Company became the sole shareholder of the Bank. The Bank carries on business under the name "Security Dollar Bank." The principal office of the Company is located at 1 South Main Street, Niles, Ohio 44446-0228.

The Company, through its affiliate, conducts the business of a commercial banking organization. At December 31, 1999, the Company and its subsidiary had consolidated total assets of approximately $172.7 million, consolidated total deposits of approximately $145.4 million and consolidated total equity of approximately $14.3 million.

The Company, through its banking affiliate, offers a broad range of banking services to the commercial, industrial and consumer markets which it serves. Services include commercial, real estate and personal loans; checking, savings and time deposits and other customer services such as safe deposit facilities. The Company does not have any foreign operations, assets or investments.

The Bank is a state banking corporation. The Bank is regulated by the Ohio Division of Financial Institutions ("ODFI") and the Federal Reserve Bank and its deposits are insured by the Federal Deposit Insurance Corporation to the extent permitted by law.

The Bank is headquartered in Niles, Ohio, which is located in the northeast portion of Ohio, in the County of Trumbull. Trumbull County has a population of approximately 227,000. Over the past 10 years less dependence on the steel industry has occurred with a resulting increase in service related businesses. The area's largest single employer is General Motors, which operates an assembly facility within Trumbull County. The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, NOW accounts, safe deposit facilities, real estate mortgage loans and installment loans. The Bank also makes secured and unsecured commercial loans.

The largest category of loans comprising the Bank's loan portfolio is residential real estate loans. These loans are primarily single family residential real estate loans secured by a first mortgage on the dwelling. The risks associated with these loans are primarily the risk of default in repayment and inadequate collateral. The next largest loan segment of the Bank's loan portfolio is the commercial category. The loans comprising this category represent loans to business interests, located primarily within the Bank's defined market areas, with no significant industry concentration. Commercial loans include both secured and unsecured loans. The risks associated with these loans are principally the risk in default of the payment of principal resulting from economic problems of the commercial customer, economic downturn affecting the market in general and in the case of secured loans inadequate collateral. Consumer and credit card loans comprise the third largest area of the Bank's loan portfolio. These loans include consumer installment including automobile loans as well as personal loans and credit card loans. The risks inherent in these loans include the risk of default in principal, repayment and in the case of secured loans the risk of inadequate collateral.

Employees
---------

As of December 31, 1999, the Bank had 80 full-time and 24 part-time employees. The Bank provides a number of benefits for its full-time employees, including health and life insurance, retirement plan, workers' compensation, social security, paid vacations, and numerous bank services.

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

The Company
-----------

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, ("BHC Act") and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board quarterly reports and other information regarding its business operations and those of its subsidiaries. A bank holding company is subject to examination by the Federal Reserve Board.

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

In addition, the federal banking regulatory agencies have adopted leverage capital guidelines for banks and bank holding companies. Under these guidelines, banks and bank holding companies must maintain a minimum ratio of three percent (3%) Tier 1 Capital (as defined) to total assets. The Federal Reserve Board has indicated, however, that banking organizations that are experiencing or anticipating significant growth, are expected to maintain capital ratios well in excess of the minimum levels.

Regulatory authorities may increase such minimum requirements for all banks and bank holding companies or for specified banks or bank holding companies. Increases in the minimum required ratios could adversely affect the Company and the Bank, including their ability to pay dividends.


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

Subsequent to December 31, 1999, the Company entered into a formal regulatory agreement with its primary regulators, The Federal Reserve and The Ohio Division of Financial Institutions which, among other things, requires regulatory approval for any payment of dividends by the Bank to the Company.

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

In November of 1999, the Gramm-Leach-Bliley, or Financial Services Modernization Act, was enacted, amending the Bank Holding Company Act of 1956 and modernizing the laws governing the financial services industry. This Act contains a variety of provisions of benefit to the banking industry, including language which greatly expands the powers of banks and bank holding companies by authorizing a bank holding company to affiliate with any financial company and cross-sell an affiliate's products, thus allowing such a company to offer its customers any financial product or service. The Act expands the number of permissible activities to include a wide variety of financial activities; any activity in the future not already included in the list that the Federal Reserve and the Treasury Department consider financial in nature or incidental to financial activities; and any activity that the Federal Reserve determines is complementary to a financial activity and which does not pose a substantial safety and soundness risk. In addition, the Act fully closes the unitary thrift loophole which permits commercial companies to own and operate thrifts, reforms the Federal Home Loan Bank System to significantly increase community banks' access to loan funding and protects banks from discriminatory state insurance regulation. The Act also includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal information with third parties. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Security Financial Corp. and Security Dollar Bank in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

Deposit Insurance
-----------------

The Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") was enacted in 1991. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The amount each institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered substantial supervisory concerns pay the highest premium. Because the Bank is "well-capitalized," it currently pays less than the maximum deposit insurance premiums.

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

Selected Financial Information
------------------------------

The following table sets forth certain information concerning the consolidated financial position of the Company at the dates indicated:

Selected Consolidated Financial Data
------------------------------------

The following table sets forth certain selected consolidated financial information of the Corporation.

                                                                  Year ended December 31,
                                         --------------------------------------------------------------------------
                                              1999           1998           1997            1996           1995
                                              ----           ----           ----            ----           ----
                                                       (Dollars in thousands, except per share data)
Statements of income:
   Total interest income                 $     12,120   $      12,657   $     12,848   $     11,269    $      8,995
   Total interest expense                       6,079           6,492          6,328          5,457           4,243
                                         ------------   -------------   ------------   ------------    ------------
     Net interest income                        6,041           6,165          6,520          5,812           4,752
   Provision for loan losses                      970           2,267          1,250            668             198
                                         ------------   -------------   ------------   ------------    ------------
     Net interest income after
       provision for loan losses                5,071           3,898          5,270          5,144           4,554
   Securities gains, net                            7              51             25             26              22
   Other noninterest income                       909             834            916            801             728

   Other noninterest expenses                   5,201           4,730          4,284          4,186           3,832
   Federal income tax expense
     (benefit)                                    151            (100)           609            543             422
                                         ------------   -------------   ------------   ------------    ------------
     Net income                          $        635   $         153   $      1,318   $      1,242    $      1,050
                                         ============   =============   ============   ============    ============

Per share of common stock: (1)
   Net income                            $       1.77   $         .43   $       3.89   $       4.22    $       3.65
   Dividends                                     1.24            1.20           1.09            .94             .84
   Book value                                   39.64           41.25          41.40          36.37           33.42

Average common shares
  outstanding                                 359,212         355,009        330,354        285,730         279,356

Year-end balances:
   Loans, net                            $    107,468   $     108,952   $    110,751   $    113,310    $     81,988
   Securities                                  40,544          44,360         41,639         26,691          18,737
   Total assets                               172,667         172,074        167,258        152,899         127,064
   Cash and cash equivalents                   17,359          10,733          8,906          6,868           6,189
   Deposits                                   145,366         148,917        145,352        129,670         109,571
   Borrowings                                  12,406           7,649          6,524         11,754           7,246
   Stockholders' equity                        14,341          14,744         14,633         10,799           9,789

KEY OPERATING RATIOS:
Return on average assets (net income
  divided by average total assets)               0.37%            .09%           .81%           .86%            .90%
Return on average equity (net income
  divided  by average equity)                    4.38            1.04           9.83          12.14           12.51
Dividend payout ratio (dividends
  declared per share divided by net
      income per share)                         70.06          279.07          27.98          22.35           23.26
Equity to assets ratio (average equity
  divided by average total assets)               8.34            8.72           8.26           7.12            7.19
Allowance for loan losses to
  nonperforming loans                          109.80          133.97          64.51          85.75          236.45

(1) All share and per share data has been restated for the effect of common stock dividends and splits.

Securities
----------

The securities portfolio decreased by $3.8 million or 8.6% in 1999. Most of the decrease occurred in mortgage-backed securities and obligations of states and political subdivisions, which decreased by $3.5 million and $720,000, respectively.

In general investment in securities is limited to those funds the bank feels it has in excess of funds used to satisfy loan demand and operating considerations.

The following table shows the amortized cost and estimated market value of investment securities by type of obligation at the dates indicated.

                                               _______________________________1 9 9 9______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury and Government
  Agency securities                            $     7,145,502    $       16,952    $    (139,750) $      7,022,704
Obligations of states and political
  subdivisions                                       9,117,043             4,590         (613,220)        8,508,413
Corporate obligations                                  195,109                 -           (7,296)          187,813
Mortgage-backed securities                          23,618,028            27,176         (509,988)       23,135,216
                                               ---------------    --------------    -------------  ----------------

     Total debt securities                          40,075,682            48,718       (1,270,254)       38,854,146

Equity securities                                    1,444,938           244,648                -         1,689,586
                                               ---------------    --------------    -------------  ----------------

     Total investment securities               $    41,520,620    $      293,366    $  (1,270,254) $     40,543,732
                                               ===============    ==============    =============  ================



                                               _______________________________1 9 9 8______________________________
                                                                       Gross            Gross
                                                   Amortized        Unrealized       Unrealized           Fair
                                                     Cost              Gains           Losses             Value
                                                     ----              -----           ------             -----
AVAILABLE FOR SALE
U.S. Treasury and Government
  Agency securities                            $     6,824,464    $       15,258    $      (3,187) $      6,836,535
Obligations of states and political
  subdivisions                                       9,182,033           105,136          (59,101)        9,228,068
Mortgage-backed securities                          26,499,393           339,260         (164,157)       26,674,496
                                               ---------------    --------------    -------------  ----------------

     Total investment securities                    42,505,890           459,654         (226,445)       42,739,099

Equity securities                                    1,468,638           158,793           (6,716)        1,620,715
                                               ---------------    --------------    -------------  ----------------

     Total investment securities               $    43,974,528    $      618,447    $    (233,161) $     44,359,814
                                               ===============    ==============    =============  ================

The Company's investment securities portfolio at December 31, 1999 did not contain securities of any issuers with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies.

The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at December 31, 1999.

                                                            (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------
                                One              One to             Five to          More than
                           Year and Less      Five     Years     Ten      Years    Ten      Years     Total   Securities
------------------------------------------------------------------------------------------------------------------------

                         Carrying  Average  Carrying  Average  Carrying  Average Carrying  Average  Carrying   Average
                           Value    Yield    Value     Yield    Value     Yield   Value     Yield     Value     Yield

U.S. Government
   agency securities      $ 2,343    5.87%   $ 2,568    6.16%  $                 $ 2,112     7.21%  $ 7,023     6.37%
Obligations of
   states and political
   subdivisions               251    4.70      1,815    5.54     6,442    5.37                        8,508     5.39
Corporate obligations                                              188    6.50                          188     6.50
Mortgage-backed
   securities                  16   10.54      1,756    9.32     2,023    9.12    19,340     7.28    23,135     7.75
Equity securities           1,690    N/A           -       -         -       -         -        -     1,690     N/A
                          -------            -------           -------           -------            -------

Total                     $ 4,300    5.78%   $ 6,139    6.82%  $ 8,653    6.03%  $21,452     7.27%  $40,544     6.96%
                          =======            =======           =======           =======            =======

Loan Portfolio
--------------

Historically, loans have been originated by the Company to customers in northeast Ohio. Loans have been originated primarily through direct loans to the existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. The Company also generates indirect loans through new and used car dealers in the primary lending area.

All lending is governed by a lending policy which is developed and maintained by management and approved by the Board of Directors. The Company's lending policy regarding real estate loans is that generally the maximum mortgage granted on owner-occupied residential property is 85% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are generally originated subject to maximum mortgage liens against the property of 85% of the current appraised value. The maximum term for mortgage loans is 30 years for one- to four-family residential property and 15 years for commercial and vacation property.

As shown in the following table, total loans declined by $1.6 million in 1999, or 1.48%, compared to a $1.7 million or 1.49% decrease during 1998. The product mix in the loan portfolio shows commercial loans comprising 5.55%, real estate mortgage loans (residential and commercial) 77.28% and installment loans to individuals 17.17% at December 31, 1999 compared with 9.26%, 65.68% and 25.06%, respectively at December 31, 1998.

Real estate mortgage loans increased to $84.3 million at December 31, 1999, an increase of $11.6 million over 1998. This growth centered principally in the commercial real estate market which increased $7.8 million due to the economic health within the Company's market area. The real estate portfolio consists of $51.2 million of 1-4 family residential properties and $32.6 million and $567,000 in commercial real estate and construction properties, respectively. The Company originated both fixed rate and adjustable rate mortgages during 1999. Fixed rate loans that are maintained in the portfolio are limited to fifteen-year terms while adjustable rate products are offered with maturities up to thirty years.

Commercial loans at December 31, 1999 decreased $4.2 million to $6.1 million compared to $10.3 million at December 31, 1998. Commercial loans, which are comprised primarily of variable rate loans, are granted to customers within the immediate trade area of the Company. The mix is diverse, covering a wide range of borrowers and business types. The Company monitors and controls concentrations within a particular industry or segment of the economy. These loans are made for purposes such as equipment purchases, capital and leasehold improvements, the purchase of inventory, general working capital purposes and small business lines of credit.

Installment loans to individuals decreased from $27.8 million on December 31, 1998 to $18.7 million on December 31, 1999 which represents a 32.49% decrease. Although management continues to target the automobile dealer network to originate indirect installment loans, the Company has experienced significant loan losses in relation to this portfolio. In an effort to remedy this situation, management has been stringently enforcing existing underwriting guidelines which has led to a reduction in the number of indirect installment loans originated.

                                                                               At December 31,
                                                                               ---------------
                                                                    1999                           1998
                                                                    ----                           ----

                                                            Amount        Percent           Amount        Percent
                                                            ------        -------           ------        -------
                                                                          (Dollars in thousands)
Type of loan Real estate loans:
   Construction                                           $       567          0.52%    $       454           .41%
   One to four family                                          51,192         46.92          47,501         42.89
   Commercial                                                  32,562         29.84          24,791         22.38

Commercial                                                      6,060          5.55          10,255          9.26
Consumer loans                                                 18,737         17.17          27,754         25.06
                                                          -----------                   -----------

Total loans                                                   109,118        100.00%        110,755        100.00%

Less:
Allowance for loan losses                                      (1,650)                       (1,803)
                                                          -----------                   -----------

Total loans, net                                          $   107,468                   $   108,952
                                                          ===========                   ===========


Loan maturities and rate sensitivity of the loan portfolio, exclusive of real estate mortgage loans, and consumer installment loans, at December 31, 1999, are as follows (dollars in thousands):

                                                    Within One         One to
                                                      Year          Five Years           Total

Construction                                        $       567    $         -     $       567
Commercial, financial, and agricultural                   3,640          2,420           6,060
                                                    -----------    -----------     -----------

     Total                                          $     4,207    $     2,420     $     6,627
                                                    ===========     ==========     ===========

Loans at fixed interest rates                       $     1,071    $     1,323     $     2,394
Loans at variable interest rates                          3,136          1,097           4,233
                                                    -----------    -----------     -----------
     Total                                          $     4,207    $     2,420     $     6,627
                                                    ===========     ==========     ===========


Allowance for Loan Losses
-------------------------

The provision for loan losses charged to operating expense is based on management's judgment after taking into consideration all factors connected with the collectability of the existing loan portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and volume of the loan portfolio, industry standards and other relevant factors. Specific factors are considered by management in determining the amounts charged to operating expenses include previous credit loss experience, the status of past due interest and principal payments, the quality of financial information supplied by loan customers and the general condition of the industries in the community to which loans have been made.

Provisions charged to operations decreased from $2.27 million in 1998 to $970,000 in 1999. The provision charged to operations was decreased as a result of the lower levels of charge-offs in 1999 compared to 1998. Net loans charged off during 1999 amounted to $1.12 million and were primarily made up of consumer indirect automobile loans. During 1997, the Company began to experience higher levels of nonperforming consumer loans than anticipated. Management took immediate measures to implement more stringent underwriting guidelines associated with these loans.

The Company initiated an indirect lending portfolio in 1995, which grew to $24.0 million by the end of 1996 and has subsequently declined to $10.0 million at December 31, 1999. As a result of this level of growth coupled with the knowledge that indirect loans inherently possess a higher degree of risk of loss than most other loans, management began to increase the provision for loan losses. As the Company began to experience higher levels of nonperforming indirect loans, management determined that such loans contained common characteristics and implemented underwriting guidelines to address those specific issues. A former officer of the Bank granted loans that were outside the policy guidelines implemented. The significant provisions for loan losses recorded in 1999 and 1998 have primarily been attributed to the indirect automobile loans.

The allowance for loan losses as a percent of total loans decreased to 1.51% at December 31, 1999 from 1.63% at December 31, 1998, while total loans declined by $1.7 million from $110.8 million at December 31, 1998 to $109.1 million at December 31, 1999. The allowance for loan losses as a percent of nonperforming loans has decreased from 133.97% at December 31, 1998 to 109.80% at December 31, 1999. This decrease is the result of the reduction in the allowance for loan losses.

Management uses the aforementioned review and analysis to determine the adequacy of the allowance for loan losses on a quarterly basis. The provision for loan losses represents an amount that is intended to be sufficient to maintain the allowance for loan losses at a level necessary to meet present risk characteristics of the loan portfolio. Management believes the allowance for loan losses at December 31, 1999 of $1.6 million is adequate to cover losses inherent in the portfolio. However, there can be no assurances that additional losses will not be sustained in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 1999.

The allowance for possible loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories of loans as of the dates indicated:

The distribution of the Company's allowance for loan losses at the dates indicated are summarized as follows:

                                                                               At December 31,
                                                                               ---------------
                                                                    1999                           1998
                                                                    ----                           ----
                                                                        Percent of                      Percent of
                                                                       Loans in each                   Loans in each
                                                                        Category to                     Category to
                                                            Amount      Total loans         Amount      Total Loans
                                                            ------      -----------         ------      -----------
                                                                          (Dollars in thousands)

Commercial                                                $       307        5.55%      $       344          9.26%
Mortgage:
   Commercial                                                     204       29.84               187         22.38
   One to four family                                             110       46.92                98         42.89
   Construction                                                     -        0.52                 -           .41
Consumer                                                          914       17.17             1,174         25.06
Unallocated                                                       115            -                -              -
                                                          -----------      -------      -----------      ---------

Total                                                     $     1,650      100.00%      $     1,803        100.00%
                                                          ===========      ======       ===========        ======

The following table sets forth the amounts and categories of the Company's non-performing assets at the dates indicated.

Loans accounted for on a non-accrual basis:

                                                                           At December 31,
                                                                       1999              1998
                                                                       ----              ----
                                                                           (Dollars in thousands)

Mortgage loans
     One to four family                                            $         -       $       191
     Commercial                                                            667               478

Consumer                                                                   299               239
Commercial                                                                  75               392
                                                                   -----------       -----------
Total non-accrual loans                                                  1,041             1,300

Accruing loans greater than 90 day past due:

Mortgage loans:
     One to four family                                                    156               138
     Commercial                                                              -                 -
Consumer                                                                    28               274
Commercial                                                                                     -
                                                                   -----------       -----------

Total accruing loans greater than 90 day past due                          184               412
                                                                   -----------       -----------

Total non-performing loans                                               1,225             1,712
Other non-performing assets                                                 22               283
                                                                   -----------       -----------

Total non-performing assets                                        $     1,247       $     1,995
                                                                   ===========       ===========

Total non-performing loans to total loans                                1.12%              1.55%
                                                                   ==========        ===========

Total non-performing loans to total assets                                .71%              0.99%
                                                                   ==========        ===========

Total non-performing assets to total assets                               .72%              1.16%
                                                                   ==========        ===========

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $124,000 for the year ended December 31, 1999 and $70,000 was collected and included in the Company's interest income from non-accrual loans for the year ended December 31, 1999.

The policy for placing loans on nonaccrual is to cease accruing interest on loans when management believes that the collection of interest is doubtful, generally when loans are past due as to principal or interest 90 days or more. When loans are charged-off, any accrued interest recorded in the current fiscal year is charged against interest income. The remaining balance is treated as a loan charge-off.

At December 31, 1999, there were $ 3.3 million of loans not otherwise identified above which were included on management's watch list. Management's watch list includes both loans which management has some doubt as to the borrowers' ability to comply with the present repayment terms and loans which management is actively monitoring due to changes in the borrowers' financial condition. Included in watch list loans were $834,000 of indirect loans which were past due more than 30 days. The potential problem loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses.

The following table sets forth information with respect to the Bank's allowance for loan loses at the dates indicated:

                                                                     At December 31,
                                                                1999                 1998
                                                                ----                 ----
                                                                   (Dollars in thousands)

Total loans outstanding                                    $      109,118       $      110,754
Average loans outstanding                                         108,133              109,132

Allowance balance (at beginning of period)                 $        1,803       $        1,678

Provision:                                                            970                2,267

Charge-offs:
     Residential                                                      (42)                 (39)
     Consumer                                                        (917)              (1,899)
     Commercial                                                      (368)                (316)

Recoveries:
     Residential                                                        -                    -
     Consumer                                                         201                  109
     Commercial                                                         3                    3
                                                           --------------       --------------

Allowance balance (at end of period)                       $        1,650       $        1,803
                                                           ==============       ==============
Allowance for loan losses as a percent
     of total loans outstanding                                     1.51%                1.63%

Net loans charged off as a percent
     of average loans outstanding                                   1.04%                1.96%


As of December 31, 1999, there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in the table previously presented.

As of December 31, 1999, there are no other interest earning assets that would be required to be disclosed if such assets were loans.

DEPOSITS
--------
Deposits represent the Company's principal source of funds. The deposit base consists of demand deposits, savings and money market accounts and other time deposits. During the year, the Company's total deposits went from $148.9 million in 1998 to $145.4 million in 1999, which equates to a decrease of 2.38%. The company continued to experience growth in its tiered money market product which was introduced in 1998 and which attracted local deposits from a variety of competitors, and coupled with the maturing of certificates of deposits, resulted in an increase of $6.9 million in money market accounts during 1999.

The following table represents the average deposits and average rate paid for the years ended:

                                                                           At December 31,
                                                                    1999                           1998
                                                                    ----                           ----
                                                                      Average Rate             Average Rate
                                                            Amount       Paid         Amount        Paid
                                                            ------       ----         ------        ----
                                                                       (Dollars in thousands)
Deposits:
   Noninterest-bearing demand                             $    19,438     N/A      $    18,680     N/A
   Interest-bearing demand                                      8,930     2.44%          8,051     2.42%
   Money market                                                14,799     4.16%          5,705     3.56%
   Savings                                                     26,699     2.93%         27,294     2.94%
   Time                                                        76,425     5.28%         85,949     5.79%
                                                          -----------              -----------
     Total deposits                                       $   146,291              $   145,679
                                                          ===========              ===========


The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1999.

                Maturity Period                                            Time Deposits
                                                                           (In thousands)

                Within three months                                          $   1,897
                More than three through six months                               3,340
                More than six through twelve months                              3,795
                Over twelve months                                               3,082
                                                                             ---------
                     Total                                                   $  12,114
                                                                             =========


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

Total interest income, which remained relatively stable, was $12.1 million for 1999 as compared to $12.7 million for 1998. This decrease resulted from declines in interest income on loans of $513,000 and securities of $143,000 partially offset by an increase in interest income on federal funds sold of $119,000. This fluctuation in interest income is due to a decrease in the average balance of loans of $1.0 million combined with a 39 basis point decline in loan yields (100 basis points equal 1.0%).

Total interest expense amounted to $6.1 million for 1999, representing a 6.4% decrease from $6.5 million for 1998. The decrease in interest expense is primarily due to a decrease in the average balance of deposits of $146,000 combined with a decrease in the cost of funds for deposits of 49 basis points.

The table below sets forth information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old volume).

                                                                              Year Ended December 31
                                                                           1999             vs       1998
                                                                           Increase (Decrease) Due to (1)
                                                                   Volume              Rate               Net
                                                                   ------              ----               ---
Interest earned on
     Loans                                                     $          (90)    $         (423)   $          (513)
     Taxable investment securities                                         54               (192)              (138)
     Tax-exempt investment securities                                      80                (85)                (5)
     Federal funds sold                                                   142                (23)               119
                                                               --------------     --------------    ---------------
                                                                          186               (723)              (537)
                                                               --------------     --------------    ---------------

Interest paid on:
     Demand deposits                                                       21                  2                 23
     Money market accounts                                                373                 40                413
     Savings deposits                                                     (17)                (2)               (19)
     Time deposits                                                       (524)              (412)              (936)
     Short-term borrowings                                                  8                (23)               (15)
     Long-term borrowings                                                 121                  -                121
                                                               --------------     --------------    ---------------
                                                                          (18)              (395)              (413)
                                                               --------------     --------------    ---------------
Total                                                          $          204     $         (328)   $          (124)
                                                               ==============     ==============    ===============

     (1) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth a summary of average balances of assets, liabilities and stockholder's equity, as well as average yield and cost information. Average balances are derived from daily balances.


                                                                  December 31
                                                   1999           (2)                            1998           (2)
                                    ----------------------------------------------------------------------------------
                                    Average                       Yield/          Average                       Yield/
                                    Balance        Interest       Rate            Balance        Interest       Rate
ASSETS
Interest-earning assets
    Loans (1)                       $   108,133    $   9,342      8.64%           $   109,132    $     9,855    9.03%
    Taxable investment securities        35,883        2,010      5.60%                34,987          2,148    6.14%
    Tax-exempt investment
       securities                         9,133          417      6.92%                 8,060            422    7.93%
    Federal funds sold                    7,082          351      4.96%                 4,253            232    5.45%
                                    -----------    ---------                      -----------    -----------
Total interest-earning assets           160,231       12,120      7.56%               156,432         12,657    8.23%
Noninterest-earning assets               13,529                                        11,972
                                    -----------                                   -----------
                                    $   173,760                                   $   168,404
                                    ===========                                   ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
    Demand deposits                 $     8,930          218      2.44%           $     8,051            195    2.42%
    Money market accounts                14,799          616      4.16%                 5,705            203    3.56%
    Savings deposits                     26,699          783      2.93%                27,294            802    2.94%
    Time deposits                        76,425        4,038      5.28%                85,949          4,974    5.79%
    Short-term borrowings                 8,084          303      3.75%                 7,874            318    4.04%
    Long-term borrowings                  2,595          121      4.66%                     -              -        -
                                    -----------    ---------      -----      ----------------    -----------    -----
Total interest-bearing
    Liabilities                         137,532        6,079      4.42%               134,873          6,492    4.81%
                                                   ---------                                     -----------
Noninterest-bearing
       liabilities                       21,729                                        18,848

Stockholder's equity                     14,499                                        14,683
                                    -----------                                   -----------
                                    $   173,760                                   $   168,404
                                    ===========                                   ===========
Net interest income                                $   6,041                                     $     6,165
                                                   =========                                     ===========
Net yield on interest-earning
    assets (3)                                                    3.77%                                         4.08%

Interest rate spread (4)                                          3.14%                                         3.42%

Ratio of average interest-earning
    assets to average interest-
       bearing liabilities                                      116.50%                                       115.99%

(1)  Average balances include nonaccrual loans.
(2) Tax equivalent adjustments have been made to yields on loans and securities that are exempt from federal income tax.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Interest rate spread represents the difference between the average yield on interest-earning assets and the cost of interest-bearing liabilities.

The following table set forth information concerning borrowings during the periods indicated.

SHORT-TERM BORROWINGS

                                                             1999                  1998
                                                             ----                  ----

  Ending                                                  $ 9,405,994         $  7,649,027
  Maximum month-end balance during the year                 9,653,054           10,509,123
  Average balance during the year                           8,084,747            7,874,000
  Average year end interest rate                                 3.49%                3.47%
  Average interest rate during the year                          3.75%                4.04%


ITEM 2. DESCRIPTION OF PROPERTY.
-------------------------------

(a) PROPERTY. The Bank owns and operates its main office at 1 South Main Street in Niles, Ohio. The Bank also operates four branches. The following is a breakdown of the branch offices owned:


Branches Owned:
---------------


Girard Office                                        Youngstown Road Office
121 North State St.                                  2910 Youngstown Road
Girard, OH   44420                                   Warren, OH   44484

422 Office                                           Mineral Ridge Office
5845 Youngstown-Warren Rd.                           3826 Main Street
Niles, OH   44446                                    Mineral Ridge, OH   44440


(b) INVESTMENT POLICIES. See "Note 1 - Summary of Significant Accounting Policies" in the Annual Report to Stockholders incorporated by reference herein for a description of the Bank's investment policy. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(c)   DESCRIPTION OF REAL ESTATE AND OPERATING DATA.

      Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

The nature of the Company's business results in a certain amount of litigation. Accordingly, the Company and its subsidiaries are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted in the ordinary course of business. While any litigation involves an element of uncertainty, in the opinion of management, liabilities, if any, arising from such litigation or threat thereof will not have a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT'S ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

The information contained in the section captioned "Selection of Auditors" in the Company's 2000 definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS. COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

      The information contained in the section captioned "Proposal for the Election of Directors and Information with Respect to Directors and Officers - Committees and Compensation of the Board of Directors" and "Executive Compensation and Other Information" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

(a)  Security Ownership of Certain Beneficial Owners

     Information required by this item is incorporated herein by reference in the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

(b)  Security Ownership of Management

     Information required by this item is incorporated herein by reference to the chart in the section captioned "Proposal for the Election of Directors and Information with Respect to Directors and Officers -Information with Respect to Nominees" and "Security Ownership of Management" in the Proxy Statement.

(c) Management of the Registrant knows of no arrangement, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

The information required by this item is incorporated herein by reference to the section captioned "Executive Compensation and Other Information - Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.
--------------------------------------------------

      (a) Listed below are all financial statements and exhibits filed as part of this report.

         The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7, incorporated by reference:

         -   Report of Independent Auditors
         -   Consolidated Balance Sheets as of December 31, 1999 and 1998
         - Consolidated Statements of Income for the years ended December 31, 1999 and 1998
         - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999 and 1998
         -   Consolidated Statements of Cash Flows for the years ended
             December 31, 1999 and 1998
         -   Notes to Consolidated Financial Statements

         2.   Schedules omitted as they are not applicable.

(b) Reports on Form 8-K filed during the last quarter of 1999 No reports were filed on Form 8-K during the last quarter of 1999.

(c). The following exhibits are included in this Report or incorporated herein by reference:

Exhibit
Number

3.1.1    Certificate of Incorporation of Security Financial Corp. (1)
3.1.2    Bylaws of Security Financial Corp. (1)
10.1     Written Agreement (4)
11       Statement Re:  Computation of Per Share Earnings (2)
13.0     1999 Annual Report to Stockholders
16.1     Letter on Change of Certifying Accountants (3)
21.0     Subsidiaries of the Registrant (See "Item 1-Description of Business")
23.0     Consent of Crowe, Chizek and Company LLP
23.1     Consent of S.R Snodgrass, A.C.
27       Financial Data Schedule (electronic filing only)

(1) Incorporated by reference into this document from Exhibits filed with the Registration Statement on Form 10-SB, and any amendments thereto, Registration No. 033-18566
(2) Statement regarding Computation of Per Share Earnings included in Note 1 to Consolidated Financial Statements, 1999 Annual Report to Stockholders' under the caption "Earnings Per Common Share"
(3)  Incorporated by reference to the Form 8-K  filed with the SEC on March 2,
     1999.
(4)  Incorporated by reference to the Form 8-K filed with the SEC on March 22,
     2000

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Security Financial Corp.
    (Registrant)

Date:  March 30, 2000                         By:
                                                 -------------------------------
                                               Glenn E. Griffiths,
                                              President & CEO


Date:  March 30, 2000                         By:  /s/ Stephen K. Miller
                                                 -------------------------------
                                              Stephen K. Miller,
                                              Treasurer

Date:  March 30, 2000                         By:  /s/ Gary A. Clayman
                                                 -------------------------------
                                              Gary A. Clayman,
                                              Director

Date:  March 30, 2000                         By:  /s/ Robert I. Griffith, Jr.
                                                 ------------------------------
                                              Robert I. Griffith, Jr.,
                                              Director


Date:  March 30, 2000                         By:  /s/ Robert J. McClurkin
                                                 ------------------------------
                                              Robert J. McClurkin,
                                              Director


Date:  March 30, 2000                         By:
                                                 ------------------------------
                                              Douglas J. Neuman,
                                              Director

Date:  March 30, 2000                         By:  /s/ Peter P. Rossi, Jr.
                                                 -------------------------------
                                              Peter P. Rossi, Jr.,
                                               Director


Date:  March 30, 2000                         By:  /s/ Christopher J. Shaker
                                                  ------------------------------
                                              Christopher J. Shaker,
                                              Director