Form 10QSB
period 2000-03-31
SECURITY FINANCIAL CORP /OH/
filed 2000-05-12
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly Period ended March 31, 2000
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from             to
                                                     ------------   -----------

                      Commission File Number  0-24157
                                             --------------------------



                            SECURITY FINANCIAL CORP.
                            ------------------------
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

                                 (330) 544-7400
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class:                                  Outstanding at May 1, 2000
Common stock, no par value                           361,780 common shares

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No[X]

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000




Part I - Financial Information

                                                                                   Page
                                                                                   ----

Item 1. - Financial Statements

      Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999 ........................................................     3

      Consolidated Statements of Income for the three months ended
      March 31, 2000 and 1999 ..................................................     4

      Consolidated Statement of Changes in Stockholders' Equity for the
      three months ended March 31, 2000 ........................................     6

      Condensed Consolidated Statements of Cash Flows for the three months ended
      March 31, 2000 and 1999 ..................................................     7

      Notes to Consolidated Financial Statements ...............................     8


Item 2. - Management's Discussion and Analysis of Operations ...................    13




Part II - Other Information ....................................................    19

Signatures .....................................................................    21

                            SECURITY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                               March 31,       December 31,
                                                                 2000              1999
                                                                 ----               ---
ASSETS
Cash and due from banks                                     $   7,010,894     $   8,110,768
Federal funds sold                                              9,999,000         8,950,000
Short-term interest-bearing deposits                                   --           298,000
                                                            -------------     -------------
     Cash and cash equivalents                                 17,009,894        17,358,768
Long-term interest-bearing deposits                               398,000           199,000
Securities available for sale                                  40,659,511        40,543,732
Loans                                                         107,600,287       109,117,665
Less allowance for loan losses                                  1,729,009         1,649,815
                                                            -------------     -------------
     Net loans                                                105,871,278       107,467,850

Premises and equipment, net                                     4,886,792         4,899,155
Accrued interest and other assets                               2,284,474         2,198,788
                                                            -------------     -------------
              Total assets                                  $ 171,109,949     $ 172,667,293
                                                            =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non interest-bearing demand                            $  19,768,073     $  18,319,669
     Interest-bearing demand                                   11,528,546         9,894,059
     Money market                                              16,812,407        17,052,311
     Savings                                                   25,528,833        25,085,927
     Time                                                      71,561,877        75,014,008
                                                            -------------     -------------
         Total deposits                                       145,199,736       145,365,974

Short-term borrowings                                          10,282,945         9,405,994
FHLB advances                                                   1,000,000         3,000,000
Accrued interest payable and other liabilities                    374,964           554,697
                                                            -------------     -------------
     Total liabilities                                        156,857,645       158,326,665

Commitments and contingencies

Common stock, without par value
     1,500,000 shares authorized;
       361,780 shares issued                                    7,860,674         7,860,674
Retained earnings                                               7,082,465         7,124,702
Accumulated other comprehensive loss                             (690,835)         (644,748)
                                                            -------------     -------------
         Total stockholders' equity                            14,252,304        14,340,628
                                                            -------------     -------------

              Total liabilities and stockholders' equity    $ 171,109,949     $ 172,667,293
                                                            =============     =============


                See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                           Three months ended
                                                               March 31,
                                                          -------------------
                                                          2000           1999
                                                          ----           ----
INTEREST INCOME
     Interest and fees on loans                        $2,330,692     $2,360,445
     Securities:
         Taxable                                          510,612        505,537
         Tax exempt                                       110,313        110,411
     Interest-bearing deposits in other banks               6,138         16,929
     Federal funds sold                                   135,394         38,914
                                                       ----------     ----------
              Total interest income                     3,093,149      3,032,236

INTEREST EXPENSE
     Deposits                                           1,427,576      1,414,817
     Short-term borrowings                                105,073         58,919
     FHLB borrowings                                       22,981         16,247
                                                       ----------     ----------
         Total interest expense                         1,555,630      1,489,983
                                                       ----------     ----------

NET INTEREST INCOME                                     1,537,519      1,542,253

Provision for loan losses                                 150,000        300,000
                                                       ----------     ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             1,387,519      1,242,253

OTHER INCOME
     Service charges on deposit accounts                  138,127        144,711
     Investment securities gains, net                          --          7,112
     Gain on sale of loans, net                             1,688          2,420
     Other income                                          63,948         39,055
                                                       ----------     ----------
         Total other income                               203,763        193,298

OTHER EXPENSE
     Salaries and employee benefits                       723,084        645,950
     Occupancy and equipment                              168,105        185,059
     Other expense                                        612,063        508,864
                                                       ----------     ----------
         Total other expense                            1,503,252      1,339,873
                                                       ==========     ==========

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                         2000            1999
                                                         ----            ----

INCOME BEFORE INCOME TAX                              $  88,030       $  95,678

Income tax expense (benefit)                             14,500          (5,065)
                                                      ---------       ---------


NET INCOME                                            $  73,530       $ 100,743
                                                      =========       =========



Basic and diluted earnings per share                  $    0.20       $    0.28



                See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                               Accumulated
                                                                  Other
                                      Common      Retained    Comprehensive
                                      Stock       Earnings    Income (Loss)        Total
                                    ----------   ----------   -------------     -----------
Balance, January 1, 2000            $7,860,674   $7,124,702      $(644,748)     $14,340,628

Cash dividends ($.32
   per share)                                      (115,767)                       (115,767)

Comprehensive income:
     Net income                                      73,530                          73,530
     Net unrealized loss on
       securities available for
       sale, net of tax                                            (46,087)         (46,087)
                                                                                -----------
         Total comprehensive
           income                                                                    27,443
                                    ----------   ----------      ---------      -----------

Balance, March 31, 2000             $7,860,674   $7,082,465      $(690,835)     $14,252,304
                                    ==========   ==========      =========      ===========


                See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                      Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                   2000              1999
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                   $    142,663     $    314,073

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in long-term interest-bearing deposits              (199,000)               -
     Investment securities available for sale:
         Proceeds from sales                                             -        1,947,447
         Proceeds from maturities and principal repayments         997,179        1,191,912
         Purchases                                              (1,250,000)        (835,931)
     Net decrease in loans                                       1,446,572        4,060,473
     Purchase of premises and equipment                            (81,234)         (61,952)
                                                              ------------     ------------
         Net cash from investing activities                        913,517        6,301,949


CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                     (166,238)      (5,659,102)
     Increase in short-term borrowings                             876,951          901,133
     Increase in FHLB advances                                           -        3,000,000
     Repayment of FHLB advances                                 (2,000,000)               -
     Proceeds from stock options                                         -           16,614
     Cash dividends paid on common stock                          (115,767)               -
                                                              ------------     ------------
         Net cash from financing activities                     (1,405,054)      (1,741,355)
                                                              ------------     ------------

Net increase (decrease) in cash and cash equivalents              (348,874)       4,874,667

Cash and cash equivalents at beginning of period                17,358,768       11,131,009
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 17,009,894     $ 16,005,676
                                                              ============     ============


                See accompanying notes to financial statements.

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation
----------------------------------------------
The consolidated financial statements include Security Financial Corp. ("Company") and its wholly-owned subsidiary, Security Dollar Bank ("Bank"). Significant intercompany transactions and balances are eliminated in consolidation.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Security Financial Corp. at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for Security Financial Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The Company is a Delaware corporation organized as holding company of the Bank. The Bank is a state-chartered commercial bank located in Northeast Ohio. The Company and its subsidiary derive substantially all their income from banking and bank-related services which include interest earnings on commercial and consumer loan financing as well as interest on securities and a variety of deposit services to its customers through five locations. The Company and the Bank are supervised by the Federal Reserve Board, while the Bank is also subject to regulation and supervision by the Ohio Division of Financial Institutions.

Use of Estimates
----------------
To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and status of contingencies are particularly subject to change.

Securities
----------
The Company has classified debt and equity securities as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned. Interest income includes amortization of purchase premiums or discounts.

Common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Independent State Bank of Ohio are accounted for at cost and are classified with equity securities available for sale.

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Loans
-----
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest on loans is recognized as income when earned on the accrual method. The Company's general policy has been to stop accruing interest on loans when it is determined that reasonable doubt exists as to the collectibility of additional interest. Interest payments received on nonaccrual loans is recorded as income or applied against principal according to management's judgment as to the collectibility of the related loans. Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as an adjustment of the related loan yield. The Company is amortizing these amounts over the contractual lives of the related loans.

Allowance for Loan Losses
-------------------------
The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

A loan is considered impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion for the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's exiting rate or at the fair value of collateral if repayment is expected solely from the collateral. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired. Factors considered by management in determining impairment include payment status and collateral value.

Earnings Per Common Share
-------------------------
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share have been restated for all stock dividends. The basic weighted average shares were 361,776 and 347,082 and diluted weighted average shares were 362,478 and 347,784 for March 31, 2000 and 1999.

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Comprehensive Income
--------------------
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies
------------------
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction
--------------------
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Income Taxes
------------
Income tax expense is based on the effective tax rate expected to be applicable for the entire year. The Corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.


                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 -SECURITIES

The amortized cost and estimated market values of securities available for sale are summarized as follows:

                                                      March 31, 2000
                              --------------------------------------------------------------
                                                    Gross          Gross         Estimated
                                 Amortized        Unrealized     Unrealized         Fair
                                   Cost             Gains          Losses           Value
                                   ----             -----          ------           -----

U.S. Treasury and
  Government agency
  securities                  $  8,386,448    $     16,609     $   (182,937)    $  8,220,121
Obligations of states and
  political subdivisions         9,108,000           7,068         (448,879)       8,666,189
Corporate obligations              195,299               -           (9,924)         185,375
Mortgage-backed securities      22,671,555          22,197         (628,073)      22,065,678
                              ------------    ------------     ------------     ------------
     Total debt securities      40,361,302          45,874       (1,269,813)      39,137,363

Equity securities                1,344,929         177,219                -        1,522,148
                              ------------    ------------     ------------     ------------
                              $ 41,706,231    $    223,093     $ (1,269,813)    $ 40,659,511
                              ============    ============     ============     ============



                                                     December 31, 1999
                              --------------------------------------------------------------
                                                    Gross          Gross         Estimated
                                 Amortized        Unrealized     Unrealized         Fair
                                   Cost             Gains          Losses           Value
                                   ----             -----          ------           -----

U.S. Treasury and
  Government agency
  securities                  $  7,145,502    $     16,952     $   (139,750)    $  7,022,704
Obligations of states and
  political subdivisions         9,117,043           4,590         (613,220)       8,508,413
Corporate obligations              195,109               -           (7,296)         187,813
Mortgage-backed securities      23,618,028          27,176         (509,988)      23,135,216
                              ------------    ------------     ------------     ------------
     Total debt securities      40,075,682          48,718       (1,270,254)      38,854,146

Equity securities                1,444,938         244,648                -        1,689,586
                              ------------    ------------     ------------     ------------
                              $ 41,520,620    $    293,366     $ (1,270,254)    $ 40,543,732
                              ============    ============     ============     ============


                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                   March 31,     December 31,
                                                     2000            1999
                                                     ----            ----
     Real estate mortgages:
         Residential                            $ 51,662,730    $ 51,759,229
         Commercial                               32,932,138      32,560,547
     Commercial, financial, and agricultural       6,555,558       6,060,456
     Consumer loans                               14,283,501      16,619,461
     Other                                         2,166,360       2,117,972
                                                ------------    ------------
                                                 107,600,287     109,117,665
     Less allowance for loan losses                1,729,009       1,649,815
                                                ------------    ------------
                                                $105,871,278    $107,467,850
                                                ============    ============


Activity in the allowance for loan losses is summarized as follows:

                                                      Three months ended
                                                           March 31,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----

     Balance at beginning of period             $  1,649,815    $  1,802,773
     Provision charged to income                     150,000         300,000
     Recoveries                                       74,907          38,567
     Charge-offs                                    (145,713)       (288,460)
                                                ------------    ------------

     Balance at end of period                   $  1,729,009    $  1,852,880
                                                ============    ============


NOTE 4 - REGULATORY AGREEMENT

On March 17, 2000, the Board of Directors approved and entered into a written regulatory agreement between Security Dollar Bank and the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The agreement was executed in accordance with current banking regulations and will remain enforceable until terminated or suspended by the Bank's regulators. The agreement restricts the payment of dividends by the Bank without the prior approval of its primary regulators. In addition, the agreement requires specific actions by the Bank's management and the Board of Directors which are intended to improve and strengthen the Bank's operations, oversight, risk management and internal control.

                            SECURITY FINANCIAL CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Financial Condition
-------------------

Total assets decreased by approximately $1.6 million or 0.9% from December 31, 1999 to March 31, 2000, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $1.5 million or 1.39% during the first three months of 2000. Decreases occurred in the consumer portfolio which decreased approximately $2.3 million during the first three months of 2000. The decrease in the consumer portfolio is due to management's plan to change the mix of the loan portfolio and de-emphasize indirect lending.

Total securities increased by approximately $116,000 or 0.3% to $40,659,511 at March 31, 2000 from $40,543,732 at December 31, 1999.

Total deposits decreased by approximately $166,000 or 0.1%, during the first three months of 2000. Decreases occurred in the time deposit portfolios during the first three months of 2000, and were partially offset by an increase in non-interest and interest bearing deposit accounts. During the first quarter of 2000, Management restructured the interest rates offered on its time deposits in order to extend the duration of its liabilities, thus reducing the Bank's level of interest rate risk. Interest rates are generally set to be competitive in the local market for the desired maturity ranges, without leading the market. While this decision has resulted in a decrease in the overall level of time deposits, Management considers this course of action to be in the Bank's best interests in terms of interest rate risk, future earnings potential and liquidity.

During the first quarter of 1999, the Bank borrowed a total of $3 million in three separate transactions from the Federal Home Loan Bank of Cincinnati ("FHLB"). Each of these $1 million borrowings carried a low fixed rate for an initial time period, after which the interest rate would become variable. Two of these borrowings converted to variable rates during the first quarter of 2000, and Management elected to repay these borrowings at that time. The remaining $1 million will convert to a variable rate in the first quarter of 2001. Management will continue to utilize FHLB borrowings when they represent the best available funding source.

Stockholders' equity decreased by approximately $88,000 for the three month period ended March 31, 2000, due to net income of approximately $74,000 which was offset by net unrealized losses on securities increasing by approximately $46,000 and payment of cash dividends of approximately $116,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

Results of Operations
---------------------

Net income for the three-month period ending March 31, 2000 amounted to $73,530 March 31, 2000 compared to $100,743 during the same period in 1999. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first quarter 2000 totaled $3,093,000 compared to $3,032,000 during the same period 1999, an increase of $61,000. During the same time period, interest expense increased $66,000 from $1,490,000 in 1999 to $1,556,000 in 2000. The increase in interest income is primarily the result of the increase in the average balance and rate earned on federal funds compared to the same period in 1999 which was partially offset by a decline in the yield on loans from 1999 to 2000. The primary increase in interest expense was due to the increase in the average balance and rate for money market accounts and repurchase agreements. The increase was partially offset by the decrease in the average balance of time deposits from the same period in 1999.

The provision for loan losses for the three months ended March 31, 2000 was $150,000, compared to $300,000 for the three months ended March 31, 1999. The decrease in the provision, related primarily to a decrease in net loan charge-offs for the three months ended March 31, 2000 compared to the same period in 1999, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The overall level of non-performing loans declined from $2.6 million at March 31, 1999 to $961,000 at March 31, 2000. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

                            SECURITY FINANCIAL CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

Non-interest income, which is comprised principally of service charges on deposit accounts, increased 5.7%, or $11,000 from $193,000 for the three months ended March 31, 1999 to $204,000 for the three months ended March 31, 2000. Brokerage fee income increased from $29,000 for the three months ended March 31, 1999 to $53,000 during the same period in the current year. Transaction volume is expected to continue to increase in this area, which would generate additional fee income to the Bank.

Non-interest expense increased $163,000 or 12.2% to $1,503,000 for the three months ended March 31, 2000 from $1,340,000 for the three months ended March 31, 1999. Of the increase, $77,000 related to increases in salaries and benefits expenses the three months ended March 31, 2000 when compared to the same period in 1999. The remaining amount of the increase in non-interest expense is due to the general increase in other general operating expenses including increases in professional fees, collection expense and FDIC insurance.

                            SECURITY FINANCIAL CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

As of March 31, 2000, the Company has experienced no Year 2000 related problems. Management continues to monitor systems for problems which may be related to the Year 2000 issue.

RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due and other real estate owned at March 31, 2000 and December 31, 1999. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                                       March 31,    December 31
                                                         2000          1999
                                                         ----          ----
                                                       (Dollars in Thousand)


Loans on nonaccrual basis                                $  837       $1,041
Loan past 90 days or more and still accruing                124          184
                                                         ------       ------
Total non-performing loans                                  961        1,225

Other non-performing assets                                  24           22
                                                         ------       ------

Total non-performing assets                              $  985       $1,247
                                                         ======       ======

Total non-performing loans to
     total loans                                            .89%        1.12%

Total non-performing loans to
     total assets                                           .56%         .71%

Total non-performing assets to
     total assets                                           .58%         .72%



LIQUIDITY

Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, the Company uses asset liability management policies along with its investment policies to assure it can meet its financial obligations to depositors, credit customers and stockholders. Liquidity is needed to

                            SECURITY FINANCIAL CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY (continued)

meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other capital expenditures.

Liquidity management is influenced by cash generated by operating activities, investing activities and financing activities. The most important source of funds is the deposits which are primarily core deposits (deposits from customers with other relationships). Short-term borrowings and Federal Home Loan Bank advances supplements the Company's availability of funds.


REGULATORY ACTION

On March 17, 2000, the Board of Directors entered into a written regulatory agreement between Security Dollar Bank and the Federal Reserve Bank of Cleveland and the Ohio Division of Financial Institutions. The agreement remains enforceable until terminated or suspended by the regulatory agencies and requires prior regulatory approval before any dividends can be paid by the Bank. In addition, the agreement requires specific actions be undertaken by management and the Bank's Board of Directors which are intended to improve and strengthen the Bank's operations, oversight, risk management and internal control. The agreement establishes specific time frames for the completion of various action items and requires written progress reports be furnished to the Bank's regulators on a quarterly basis detailing the actions taken to secure compliance with the agreement. Management anticipates that both Company management and the Board of Directors will devote significant time and attention during 2000 to complete the detailed requirements of the agreement. In addition, management anticipates the Company will incur costs for outside consulting engagements required under specific terms of the agreement. The cost for those services is not currently known.


CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At March 31, 2000, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 8.43%, 13.82% and 15.16%, respectively, compared to 7.94%, 12.61% and 13.86% at December 31, 1999, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.

                            SECURITY FINANCIAL CORP.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1. -  Legal Proceedings.

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

Item 2. - Changes in rights of the Company's Security holders.
None.

Item 3. - Defaults upon senior securities.
None.

Item 4. - Submission of Matters to a Vote of Security Holders.

During the quarter ended March 31, 2000, there were no matters submitted to a vote of stockholders.


Item 5 - Other information.
None.

Item 6. - Exhibits and Reports on Form 8-K

(a.)     Exhibit
         Number           Exhibit
         ------           -------

          27              Financial Data Schedule for the three months ended
                          March 31, 2000 (1)

(b.) Reports on Form 8-K - on March 22, 2000, the issuer filed a Form 8-K. The information reported is as follows:

Registrant's sole banking subsidiary, The Security Dollar Bank (the "Bank") entered into a formal Written Agreement with the Ohio Division of Financial Institutions ("ODFI") and the Board of governors of the Federal Reserve System ("FRS") on March 17, 2000 (the "Written Agreement.") The Written Agreement requires the Bank to undertake certain actions designed to correct deficiencies noted by the ODFI and the FRS in the most recent examination of the Bank.

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

The Board of Directors has appointed C. James Bess as Interim President and CEO of the Bank. The Bank's President and CEO, Glenn E. Griffiths, is on indefinite medical leave.

Gary E. Clayman and Douglas J. Neuman have resigned their positions as members of the Board of Directors of the Bank.

(1.)  Filed only in electronic format

                            SECURITY FINANCIAL CORP.
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SECURITY FINANCIAL CORP.
                                           ------------------------
                                           (Registrant)



Date:  May 10, 2000                        /s/C. James Bess
     -------------------------             ----------------
                                           C. James Bess
                                           President and Chief Executive Officer




Date:  May 10, 2000                        /s/Stephen K. Miller
     -----------------------               --------------------
                                           Stephen K. Miller
                                           Treasurer