Form 10QSB
period 2000-06-30
SECURITY FINANCIAL CORP /OH/
filed 2000-08-10
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                For the transition period from ____________ to ____________


                         Commission File Number 0-24157
                                                -------


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

                  One South Main Street, Niles, Ohio 44446-0228
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (330) 544-7400
                                 --------------
                           (Issuer's telephone number)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class:                               Outstanding at July 31, 2000
Common stock, no par value                           361,776 common shares



Transitional Small Business Disclosure Format (check one)  Yes [ ] No [X]

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2000







Part I - Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1 - Financial Statements

      Consolidated Balance Sheets, as of June 30, 2000 and
      December 31, 1999 ..............................................................................      3

      Consolidated Statements of Income for the three and six months
      Ended June 30, 2000 and 1999....................................................................      4

      Consolidated Statements of Comprehensive Income for the three and six
      Months ended June 30, 2000 and 1999.............................................................      6

      Consolidated Statement of Changes in Stockholders' Equity
      For the six months ended June 30, 2000..........................................................      7

      Condensed Consolidated Statements of Cash Flows for the six
      Months ended June 30, 2000 and 1999.............................................................      8

      Notes to Consolidated Financial Statements .....................................................      9


Item 2 - Management's  Discussion and Analysis of
  Financial Condition and Results of Operations.......................................................     15



Part II -

Other Information.....................................................................................     20

Signatures ...........................................................................................     22

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                            SECURITY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                              June 30,       December 31,
                                                                2000             1999
                                                           -------------    -------------
ASSETS
     Cash and due from banks                               $   7,420,270    $   8,110,768
     Federal funds sold                                        9,347,000        8,950,000
     Short-term interest-bearing deposits                        199,000          298,000
                                                           -------------    -------------
         Cash and cash equivalents                            16,966,270       17,358,768
     Long-term interest-bearing deposits                         299,000          199,000
     Securities available for sale                            39,474,647       40,543,732
     Loans                                                   103,933,256      109,117,665
     Less allowance for loan losses                            1,792,862        1,649,815
                                                           -------------    -------------
         Net loans                                           102,140,394      107,467,850

     Premises and equipment, net                               4,806,696        4,899,155
     Accrued interest and other assets                         2,121,565        2,198,788
                                                           -------------    -------------
              Total assets                                 $ 165,808,572    $ 172,667,293
                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non interest-bearing demand                           $  19,388,271    $  18,319,669
     Interest-bearing demand                                  10,792,028        9,894,059
     Money market                                             17,816,846       17,052,311
     Savings                                                  24,629,417       25,085,927
     Time                                                     67,667,096       75,014,008
                                                           -------------    -------------
         Total deposits                                      140,293,658      145,365,974

Short-term borrowings                                          9,865,528        9,405,994
FHLB advances                                                  1,000,000        3,000,000
Accrued interest payable and other liabilities                   351,926          554,697
                                                           -------------    -------------
         Total liabilities                                   151,511,112      158,326,665

Commitments and Contingencies

Common stock, no par value
     1,500,000 shares authorized;
     361,776 and 361,780 shares issued                         7,860,674        7,860,674
Retained earnings                                              7,110,648        7,124,702
Accumulated other comprehensive income (loss)                   (673,862)        (644,748)
                                                           -------------    -------------
         Total stockholders' equity                           14,297,460       14,340,628
                                                           -------------    -------------

              Total liabilities and stockholders' equity   $ 165,808,572    $ 172,667,293
                                                           =============    =============


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                               Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                                   --------                     --------
                                              2000           1999          2000           1999
                                           -----------    -----------   -----------    -----------
INTEREST INCOME
     Interest and fees on loans            $ 2,250,669    $ 2,336,487   $ 4,581,361    $ 4,696,932
     Securities:
         Taxable                               516,410        483,085     1,027,022        968,536
         Tax exempt                             98,632        133,933       208,945        264,430
     Interest-bearing deposits
      in other banks                             5,850         14,568        11,988         31,497
     Federal funds sold                        153,921         91,188       289,315        130,102
                                           -----------    -----------   -----------    -----------
              Total interest income          3,025,482      3,059,261     6,118,631      6,091,497

INTEREST EXPENSE
     Deposits                                1,376,833      1,389,284     2,804,409      2,804,101
     Short-term borrowings                     126,678         68,389       231,751        127,308
     FHLB borrowings                            11,219         34,779        34,200         51,026
                                           -----------    -----------   -----------    -----------
         Total interest expense              1,514,730      1,492,452     3,070,360      2,982,435
                                           -----------    -----------   -----------    -----------

NET INTEREST INCOME                          1,510,752      1,566,809     3,048,271      3,109,062

Provision for loan losses                      150,000        220,000       300,000        520,000
                                           -----------    -----------   -----------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  1,360,752      1,346,809     2,748,271      2,589,062

OTHER INCOME
     Service charges on deposit accounts       139,218        174,016       277,345        318,726
     Investment securities gains
       (losses), net                           (25,781)           157       (25,781)         7,269
     Gain on sale of loans, net                  1,184          7,984         2,872         10,404
     Other income                               55,295         38,021       119,243         77,076
                                           -----------    -----------   -----------    -----------
         Total other income                    169,916        220,178       373,679        413,475

OTHER EXPENSE
     Salaries and employee benefits            760,276        682,259     1,483,360      1,337,175
     Occupancy and equipment                   150,279        175,322       318,384        360,381
     Other expense                             614,596        480,115     1,226,660        980,013
                                           -----------    -----------   -----------    -----------
         Total other expense                 1,525,151      1,337,696     3,028,404      2,677,569


--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
--------------------------------------------------------------------------------

                                         Three Months Ended        Six Months Ended
                                              June 30,                 June 30,
                                              -------                  --------
                                         2000         1999        2000         1999
                                       ---------    ---------   ---------    ---------
INCOME BEFORE INCOME TAX               $   5,517    $ 229,291   $  93,546    $ 324,968

Income tax expense (benefit)             (22,666)      51,650      (8,167)      46,585
                                       ---------    ---------   ---------    ---------
NET INCOME                             $  28,183    $ 177,641   $ 101,713    $ 278,383
                                       =========    =========   =========    =========

Basic and diluted earnings per share   $     .08    $     .50   $     .28    $     .78



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                           Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                                --------                  --------
                                            2000         1999         2000         1999
                                          ---------    ---------    ---------    ---------
NET INCOME                                $  28,183    $ 177,641    $ 101,713    $ 278,383

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                 (42)    (394,890)     (46,129)    (618,447)

   Less:  Reclassified adjustment for
            accumulated gains (losses)
            included in net income          (17,015)         104      (17,015)       4,798
                                          ---------    ---------    ---------    ---------
   Unrealized gains (losses) on
     securities, net of tax                  16,973     (394,786)     (29,114)    (613,649)
                                          ---------    ---------    ---------    ---------
COMPREHENSIVE INCOME (LOSS)               $  45,156    $(217,145)   $  72,599    $(335,266)
                                          =========    =========    =========    =========





--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                 Accumulated
                                                                                    Other
                                       Common               Retained            Comprehensive
                                        Stock               Earnings                Income                  Total
                                        -----               --------                ------                  -----
Balance, January 1, 2000            $   7,860,674         $   7,124,702          $   (644,748)         $   14,340,628

Cash dividends ($.32 per share)                                (115,767)                                     (115,767)

Comprehensive income:
     Net income                                                 101,713                                       101,713
     Net unrealized loss on
       securities available for
         sale, net of tax                                                             (29,114)                (29,114)
                                                                                                       --------------
         Total comprehensive
           income                                                                                              72,599
                                    -------------         -------------          ------------          --------------
Balance, June 30, 2000              $   7,860,674         $   7,110,648          $   (673,862)         $   14,297,460
                                    =============         =============          ============          ==============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                     June 30,
                                                                     --------
                                                                2000            1999
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                  $    307,887    $  1,315,686

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in long-term interest-bearing deposits             (100,000)           --
     Securities available for sale:
         Proceeds from sales                                    1,200,000       5,105,590
         Proceeds from maturities and principal repayments      2,481,777       3,536,625
         Purchases                                             (2,485,000)    (11,975,777)
     Net decrease in loans                                      5,027,456       3,800,853
     Purchase of premises and equipment                           (96,069)       (115,991)
                                                             ------------    ------------
         Net cash from investing activities                     6,028,164         351,300

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                  (5,072,316)     (2,986,228)
     Increase in short-term borrowings                            459,534         128,493
     Increase in FHLB advances                                       --         3,000,000
     Repayment of FHLB advances                                (2,000,000)           --
     Cash dividends paid on common stock                         (115,767)       (111,115)
     Proceeds from dividend reinvestment plan                        --            86,522
                                                             ------------    ------------
         Net cash from financing activities                    (6,728,549)        117,672
                                                             ------------    ------------
Net increase (decrease) in cash and cash equivalents             (392,498)      1,784,658

Cash and cash equivalents at beginning of period               17,358,768      11,131,009
                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 16,966,270    $ 12,915,667
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

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Security Financial Corp. at June 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for Security Financial Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share have been restated for all stock dividends. The basic weighted average shares were 361,776 and 358,041 and diluted weighted average shares were 362,598 and 358,401 for June 30, 2000 and 1999.


--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMPREHENSIVE INCOME

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

INCOME TAXES

Income tax expense (benefit) is based on the effective tax rate expected to be applicable for the entire year. The Corporation follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.


--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The amortized cost and estimated market values of securities available for sale are summarized as follows:

                                                                   June 30, 2000
                               ------------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----
U.S. Treasury and
  Government agency
  securities                     $      9,403,485      $         17,576      $       (203,985)     $      9,217,076
Obligations of states and
  political subdivisions                8,075,181                10,826              (397,201)            7,688,806
Corporate obligations                     195,490                     -               (16,677)              178,813
Mortgage-backed securities             21,443,564                34,440              (599,222)           20,878,782
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             39,117,720                62,842            (1,217,085)           37,963,477

Equity securities                       1,377,929               140,003                (6,762)            1,511,170
                                 ----------------      ----------------      ----------------      ----------------
                                 $     40,495,649      $        202,845      $     (1,223,847)     $     39,474,647
                                 ================      ================      ================      ================

                                                                 December 31, 1999
                               ------------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----
U.S. Treasury and
  Government agency
  securities                     $      7,145,502      $         16,952      $       (139,750)     $      7,022,704
Obligations of states and
  political subdivisions                9,117,043                 4,590              (613,220)            8,508,413
Corporate obligations                     195,109                     -                (7,296)              187,813
Mortgage-backed securities             23,618,028                27,176              (509,988)           23,135,216
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             40,075,682                48,718            (1,270,254)           38,854,146

Equity securities                       1,444,938               244,648                     -             1,689,586
                                 ----------------      ----------------      ----------------      ----------------
                                 $     41,520,620      $        293,366      $     (1,270,254)     $     40,543,732
                                 ================      ================      ================      ================


--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                   June 30,          December 31,
                                                                                     2000                1999
                                                                                     ----                ----
     Real estate mortgages:
         Residential                                                            $    50,564,919    $     51,759,229
         Commercial                                                                  32,029,967          32,560,547
     Commercial, financial, and agricultural                                          6,192,278           6,060,456
     Consumer loans                                                                  13,267,646          16,619,461
     Other                                                                            1,878,446           2,117,972
                                                                                ---------------    ----------------
                                                                                    103,933,256         109,117,665
     Less allowance for loan losses                                                   1,792,862           1,649,815
                                                                                ---------------    ----------------
                                                                                $   102,140,394    $    107,467,850
                                                                                ===============    ================


Activity in the allowance for loan losses is summarized as follows:

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                        2000               1999
                                                                                        ----               ----
     Balance at beginning of period                                             $     1,649,815    $      1,802,773
     Provision charged to income                                                        300,000             520,000
     Charge-offs                                                                       (304,000)           (511,624)
     Recoveries charge-offs                                                             147,047              51,602
                                                                                ---------------    ----------------
     Balance at end of period                                                   $     1,792,862    $      1,862,751
                                                                                ===============    ================


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


--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - MERGER

On May 26, 2000, the Company and Farmers National Banc Corp. (Farmers) entered into an agreement to merge. The transaction is structured as a tax-free exchange of stock and is expected to be accounted for using the pooling-of-interests method of accounting. The ratio at which Company shares will be exchanged for the shares of Farmers will be calculated by dividing $90 by an average of the price of farmers' shares just prior to the closing of the transaction, provided that the ratio shall not be less than 7.20, nor greater than 9.742, shares for each Company share subject to certain conditions and adjustments. Should the Farmers "Closing Price" (as defined by the average closing price per share reported in a mutually agreeable source for the most recent 30 days on which actual trades of shares occur, ending on the second day immediately preceding the closing date) be less than $7.50, the Company may propose to terminate the agreement. The shares to be issued to the Company shareholders will be registered with the Securities and Exchange Commission. The merger is expected to be consummated in the fourth calendar quarter of 2000 and is subject to approvals by various regulatory authorities and by the shareholders of the Company and Farmers.




--------------------------------------------------------------------------------
                                   (Continued)

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased by approximately $6.9 million or 3.97% from December 31, 1999 to June 30, 2000, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $5.2 million or 4.81% during the first six months of 2000. Decreases occurred in the residential real estate and consumer portfolios which combined to decrease approximately $4.5 million during the first six months of 2000. A large part of the consumer portfolio decrease was due to management's plan to change the mix of the loan portfolio and de-emphasize indirect lending.

Total securities available for sale decreased by approximately $1.1 million or 2.64% to $39.5 million at June 30, 2000 from $40.5 million at December 31, 1999.

Total deposits decreased by approximately $5.1 million or 3.49%, during the first six months of 2000. Decreases occurred in the savings and time deposit portfolios during the first six months of 2000, and were partially offset by an increase in money market, non-interest and interest bearing deposit accounts. During the first half of 2000, Management restructured the interest rates offered on its time deposits in order to extend the duration of its liabilities, thus reducing the Bank's level of interest rate risk. Interest rates are generally set to be competitive in the local market for the desired maturity ranges, without leading the market. While this decision has resulted in a decrease in the overall level of time deposits, Management considers this course of action to be in the Bank's best interests in terms of interest rate risk, future earnings potential and liquidity.

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

Stockholders' equity decreased by approximately $43,000 for the six month period ended June 30, 2000, due to net income of approximately $102,000 which was offset by net unrealized losses on securities increasing by approximately $29,000 and payment of cash dividends of approximately $116,000.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Net income for the six-month period ending June 30, 2000 amounted to $102,000, compared to $278,000 during the same period in 1999. Net income for the three-month period ending June 30, 2000 amounted to $28,000, compared to $178,000 during the same period in 1999. Discussed below are the major factors which have influenced these operating results. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first half of 2000 totaled $6,119,000 compared to $6,091,000 during the same period in 1999, an increase of $28,000. During the same time period, interest expense increased $88,000 from $2,982,000 in 1999 to $3,070,000 in 2000. Interest income for the three months ended June 30, 2000 decreased $34,000 or 1.1% from $3,059,000 during the same period in 1999. During the same time period, interest expense increased $22,000 to $1,515,000. The increase in interest income for the first half of 2000 is primarily the result of the increase in the average balance and rate earned on federal funds compared to the same period in 1999 which was partially offset by a decline in the yield on loans from 1999 to 2000. The decrease in interest income for the three months ended June 30, 2000 is a result of the decrease in the average balance on loans and tax-exempt securities. The primary increase in interest expense, for both the six and three month ended, was due to the increase in the average balance and rate for money market accounts and repurchase agreements. The increase was partially offset by the decrease in the average balance of time deposits from the same period in 1999.

The provision for loan losses for the three months ended June 30, 2000 was $300,000, compared to $520,000 for the six months ended June 30, 1999. The decrease in the provision, related primarily to a decrease in net loan charge-offs for the six months ended June 30, 2000 compared to the same period in 1999, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to non-performing loans and total loans. The overall level of non-performing loans declined from $1,471,000 at June 30, 1999 to $1,167,000 at June 30, 2000. The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


Non-interest income, which is comprised principally of service charges on deposit accounts, decreased 9.6% and 22.8%, or $39,000 and $50,000 from $413,000 and $220,000 for the six and three months ended June 30, 1999 to $374,000 and $170,000 for the six and three months ended June 30, 2000. The majority of the decrease is due to the net loss realized on the sale of securities when compared to the same period in 1999 and a reduction in the gain on sale of loans from 1999 to 2000.

Non-interest expense increased $350,000 and $187,000 or 13.1% and 14.0% to $3,028,000 and $1,525,000 for the six and three months ended June 30, 2000 from $2,678,000 and $1,338,000 for the six and three months ended June 30, 1999. Of the increase, $146,000 and $78,000 related to increases in salaries and benefits expenses the six and three months ended June 30, 2000 when compared to the same period in 1999. Also, additional expenses were incurred due to the outside consulting engagements due to the regulatory agreement and proposed merger. The remaining amount of the increase in non-interest expense is due to the general increase in other general operating expenses including increases in professional fees, collection expense and FDIC insurance.

RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at June 30, 2000 and December 31, 1999. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.

                                                                                     June 30,         December 31,
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                          (Dollars in Thousand)
Loans on nonaccrual basis                                                           $       951         $     1,041
Loans past due 90 days or more and still accruing                                           216                 184
                                                                                    -----------         -----------
Total non-performing loans                                                                1,167               1,225
Other non-performing assets                                                                  16                  22
                                                                                    -----------         -----------
Total non-performing assets                                                         $     1,183         $     1,247
                                                                                    ===========         ===========
Total non-performing loans to
     total loans                                                                          1.12%               1.12%

Total non-performing loans to
     total assets                                                                          .70%                .71%

Total non-performing assets to
     total assets                                                                          .71%                .72%

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

MERGER

On May 26, 2000, the Company and Farmers National Banc Corp. (Farmers) entered into an agreement to merge. The transaction is structured as a tax-free exchange of stock and is expected to be accounted for using the pooling-of-interests method of accounting. The merger is expected to be consummated in the fourth quarter of 2000 and is subject to approvals by various regulatory authorities and by the shareholders of the Company and Farmers. The Company will incur various costs, such as: Fee to investment banker; attorney fees and other miscellaneous costs, at the close of the merger. All of these costs have not been determined at this time.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At June 30, 2000, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 8.62%, 14.45% and 15.77%, respectively, compared to 8.47%, 13.74% and 15.10% at December 31, 1999, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.

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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                  FORM 10-QSB
                          Quarter ended June 30, 2000
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1 -  Legal Proceedings.

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

Item 2 - Changes in rights of the Company's Security holders.
None.

Item 3 - Defaults upon senior securities.
None.

Item 4 - Submission of Matters to a Vote of Security Holders.

Security Financial Corp. held its Annual Meeting of Shareholders on April 25, 2000 for the purpose of electing two directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

                                                           Christopher J. Shaker          Robert I. Griffith, Jr.
                                                           ---------------------          -----------------------
For                                                               234,815                          235,285
Withheld Authority                                                  4,717                            4,242

Item 5 - Other information.
None.

Item 6 - Exhibits and Reports on Form 8-K

(a.)   Exhibit
       Number           Exhibit
       ------           -------

        11.1            Statement Re Computation of Earnings per common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Earnings per share data have also been restated for the 3% stock dividend declared and paid December 31, 1999.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                  FORM 10-QSB
                          Quarter ended June 30, 2000
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 6 - Exhibits and Reports on Form 8-K (Continued)

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                     Six Months Ended                    Three Months Ended
                                                         June 30,                             June 30,
                                                         --------                             --------
                                                   2000             1999                2000             1999
                                                   ----             ----                ----             ----
Numerator:
Net income                                     $    101,713    $    278,383         $     28,183    $    177,641

Denominator:
Weighted-average common
  shares outstanding (basic)                        361,776         358,041              361,776         348,139
Exercise of options                                     822             360                  822             360
Weighted-average common
  shares outstanding (diluted)                      362,598         358,401              362,598         348,499

Earnings per share:
Basic                                          $       0.28    $       0.78         $       0.08    $       0.50
Diluted                                        $       0.28    $       0.78         $       0.08    $       0.50


          27   Financial Data Schedule for the six months ended
               June 30, 2000 (1)

(b.) Reports on Form 8-K - on June 5, 2000, the issuer filed a Form 8-K. The information reported is as follows:

Security Financial Corp. ("Company") executed a definitive Agreement and Plan of Merger ("Agreement") with Farmers National Banc Corp. ("Farmers") dated May 26, 2000. Under the terms of the Agreement, shareholders of the Company will receive $90 in consideration, payable in shares of Farmers' Common stock, for each share of the Company on the Merger of the Company with and into Farmers (the "Merger").

(1)  Filed only in electronic format.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SECURITY FINANCIAL CORP.
                                          ------------------------
                                          (Registrant)



Date:  August 10, 2000                    /s/C. James Bess
     ------------------------------       ----------------
                                          C. James Bess
                                          President and Chief Executive Officer

Date:  August 10, 2000                    /s/Stephen K. Miller
     ------------------------------       --------------------
                                          Stephen K. Miller
                                          Treasurer



--------------------------------------------------------------------------------