Form 10QSB
period 2000-09-30
SECURITY FINANCIAL CORP /OH/
filed 2000-11-14
CIK 825392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended September 30, 2000

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

             Class:                           Outstanding at October 31, 2000
Common stock, no par value                    363,508 common shares



Transitional Small Business Disclosure Format (check one)       Yes [ ] No [X]


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2000

Part I - Financial Information

                                                                                                           Page
                                                                                                           ----

Item 1 - Financial Statements

      Consolidated Balance Sheets, as of September 30, 2000 and
      December 31, 1999 ..............................................................................      3

      Consolidated Statements of Income for the three and nine months
      Ended September 30, 2000 and 1999...............................................................      4

      Consolidated Statements of Comprehensive Income for the three and nine
      Months ended September 30, 2000 and 1999........................................................      6

      Consolidated Statement of Changes in Stockholders' Equity
      For the nine months ended September 30, 2000....................................................      7

      Condensed Consolidated Statements of Cash Flows for the nine
      Months ended September 30, 2000 and 1999........................................................      8

      Notes to Consolidated Financial Statements .....................................................      9


Item 2 - Management's  Discussion and Analysis of
  Financial Condition and Results of Operations.......................................................     15



Part II -

Other Information.....................................................................................     21

Signatures ...........................................................................................     23


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
                            SECURITY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                September 30,         December 31,
                                                                    2000                  1999
                                                                    ----                  ----
ASSETS

     Cash and due from banks                                    $   6,685,214         $   8,110,768
     Federal funds sold                                            10,513,000             8,950,000
     Short-term interest-bearing deposits                             199,000               298,000
                                                                -------------         -------------
         Cash and cash equivalents                                 17,397,214            17,358,768
     Long-term interest-bearing deposits                               99,000               199,000
     Securities available for sale                                 37,375,484            40,543,732
     Loans                                                        100,764,385           109,117,665
     Less allowance for loan losses                                 2,108,607             1,649,815
                                                                -------------         -------------
         Net loans                                                 98,655,778           107,467,850

     Premises and equipment, net                                    4,709,491             4,899,155
     Accrued interest and other assets                              1,715,747             2,198,788
                                                                -------------         -------------
              Total assets                                      $ 159,952,714         $ 172,667,293
                                                                =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Non interest-bearing demand                                $  18,197,226         $  18,319,669
     Interest-bearing demand                                       10,166,090             9,894,059
     Money market                                                  19,895,810            17,052,311
     Savings                                                       24,030,164            25,085,927
     Time                                                          63,605,974            75,014,008
                                                                -------------         -------------
         Total deposits                                           135,895,264           145,365,974

Short-term borrowings                                               7,871,730             9,405,994
FHLB advances                                                       1,000,000             3,000,000
Accrued interest payable and other liabilities                        221,257               554,697
                                                                -------------         -------------
         Total liabilities                                        144,988,251           158,326,665

Commitments and Contingencies

Common stock, no par value
     1,500,000 shares authorized;
     363,508 and 361,780 shares issued                              7,949,874             7,860,674
Retained earnings                                                   7,411,262             7,124,702
Accumulated other comprehensive income (loss)                        (396,673)             (644,748)
                                                                -------------         -------------
         Total stockholders' equity                                14,964,463            14,340,628
                                                                -------------         -------------

              Total liabilities and stockholders' equity        $ 159,952,714         $ 172,667,293
                                                                =============         =============


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                                         -------------                          -------------
                                                   2000                1999               2000                 1999
                                                   ----                ----               ----                 ----
INTEREST INCOME

     Interest and fees on loans                 $ 2,210,357         $ 2,350,033        $ 6,791,718         $ 7,046,965
     Securities:
         Taxable                                    497,250             486,789          1,499,552           1,494,056
         Tax exempt                                  95,548             107,272            304,493             332,971
     Interest-bearing deposits
       in other banks                                20,680              11,662             57,388              43,159
     Federal funds sold                             153,009              81,094            442,324             211,196
                                                -----------         -----------        -----------         -----------
              Total interest income               2,976,844           3,036,850          9,095,475           9,128,347

INTEREST EXPENSE

     Deposits                                     1,374,343           1,409,852          4,178,752           4,213,953
     Short-term borrowings                          114,300              76,866            346,051             204,174
     FHLB borrowings                                 11,342              35,162             45,542              86,188
                                                -----------         -----------        -----------         -----------
         Total interest expense                   1,499,985           1,521,880          4,570,345           4,504,315
                                                -----------         -----------        -----------         -----------

NET INTEREST INCOME                               1,476,859           1,514,970          4,525,130           4,624,032

Provision for loan losses                          (275,000)            300,000             25,000             820,000
                                                -----------         -----------        -----------         -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,751,859           1,214,970          4,500,130           3,804,032

OTHER INCOME

     Service charges on deposit accounts            129,830             143,126            416,882             499,874
     Securities gains
       (losses), net                                 (8,774)                  -            (34,555)              7,269
     Gain on sale of loans, net                         703                   -              3,575              10,404
     Other income                                    52,794              70,522            162,330             109,576
                                                -----------         -----------        -----------         -----------
         Total other income                         174,553             213,648            548,232             627,123

OTHER EXPENSE

     Salaries and employee benefits                 651,366             600,957          2,134,726           1,938,132
     Occupancy and equipment                        160,665             166,015            479,049             526,396
     Other expense                                  541,500             494,194          1,768,160           1,474,207
                                                -----------         -----------        -----------         -----------
         Total other expense                      1,353,531           1,261,166          4,381,935           3,938,735


--------------------------------------------------------------------------------

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

--------------------------------------------------------------------------------


                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                        ------------                       -------------
                                                   2000               1999             2000              1999
                                                   ----               ----             ----              ----

INCOME BEFORE INCOME TAX                    $       572,881    $      167,452     $      666,427    $       492,420

Income tax expense (benefit)                        156,500            (3,153)           148,333             43,432
                                            ---------------    --------------     --------------    ---------------


NET INCOME                                  $       416,381    $      170,605     $      518,094    $       448,988
                                            ===============    ==============     ==============    ===============



Basic and diluted earnings per share                  $1.15              $.49              $1.43              $1.29




--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------


                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                             -------------                     -------------
                                                        2000              1999              2000            1999
                                                        ----              ----              ----            ----

NET INCOME                                         $     416,381      $    170,605     $    518,094     $    448,988

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                          271,398          (138,970)         225,269         (757,417)

   Less:  Reclassification adjustment for
            accumulated gains (losses)
            included in net income                        (5,791)                -          (22,806)           4,798
                                                   -------------      ------------     ------------     ------------
   Unrealized gains (losses) on
     securities, net of tax                              277,189          (138,970)         248,075         (752,619)
                                                   -------------      ------------     ------------     ------------


COMPREHENSIVE INCOME (LOSS)                        $     693,570      $     31,635     $    766,169     $   (303,631)
                                                   =============      ============     ============     ============





--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------



                                                                                    Accumulated
                                                                                       Other
                                            Common              Retained          Comprehensive
                                            Stock               Earnings              Income               Total
                                            -----               --------              ------               -----

Balance, January 1, 2000                $    7,860,674       $    7,124,702       $     (644,748)      $   14,340,628

Cash dividends ($.64 per share)                                    (231,534)                                 (231,534)

Stock options exercised                         89,200                                                         89,200

Comprehensive income:
     Net income                                                     518,094                                   518,094
     Net unrealized gain on
       securities available for
         sale, net of tax                                                                248,075              248,075
                                                                                                       --------------
         Total comprehensive
           income                                                                                             766,169
                                        --------------       --------------       --------------       --------------

Balance, September 30, 2000             $    7,949,874       $    7,411,262       $     (396,673)      $   14,964,463
                                        ==============       ==============       ==============       ==============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                            SECURITY FINANCIAL CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                      2000               1999
                                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash from operating activities                                     $       565,770    $      1,864,030

CASH FLOWS FROM INVESTING ACTIVITIES

     Change in long-term interest-bearing deposits                                      100,000                   -
     Securities available for sale:
         Proceeds from sales                                                          2,450,888           5,979,590
         Proceeds from maturities and principal repayments                            3,984,488           5,948,649
         Purchases                                                                   (2,603,400)        (12,280,777)
     Net decrease in loans                                                            8,787,072           1,593,044
     Purchase of premises and equipment                                                 (99,064)           (162,586)
                                                                                ---------------    ----------------
         Net cash from investing activities                                          12,619,984           1,077,920


CASH FLOWS FROM FINANCING ACTIVITIES

     Net decrease in deposits                                                        (9,470,710)         (4,244,925)
     Change in short-term borrowings                                                 (1,534,264)           (170,300)
     Increase in FHLB advances                                                                -           3,000,000
     Repayment of FHLB advances                                                      (2,000,000)                  -
     Cash dividends paid on common stock                                               (231,534)           (152,916)
     Proceeds from stock issuance                                                        89,200                   -
     Proceeds from dividend reinvestment plan                                                 -             100,525
                                                                                ---------------    ----------------
         Net cash from financing activities                                         (13,147,308)         (1,467,616)
                                                                                ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                                     38,446           1,474,334

Cash and cash equivalents at beginning of period                                     17,358,768          11,131,009
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    17,397,214    $     12,605,343
                                                                                ===============    ================



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

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Security Financial Corp. at September 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and are not necessarily indicative of the results to be expected for the full year. The Annual Report for Security Financial Corp. for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Common stock of the Federal Home Loan Bank, Federal Reserve Bank, and Great Lakes Bankers Bank are accounted for at cost and are classified with equity securities available for sale.


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

Earnings Per Common Share
-------------------------

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share have been restated for all stock dividends. The basic weighted average shares were 362,066 and 348,154 and diluted weighted average shares were 362,631 and 348,712 for September 30, 2000 and 1999.

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

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and estimated market values of securities available for sale are summarized as follows:

                                                                  September 30, 2000
                                  ----------------------------------------------------------------------------------
                                                              Gross                 Gross               Estimated
                                      Amortized            Unrealized            Unrealized               Fair
                                        Cost                  Gains                Losses                 Value
                                        ----                  -----                ------                 -----

U.S. Treasury and
  Government agency
  securities                     $      9,396,102      $         19,331      $       (126,313)     $      9,289,120
Obligations of states and
  political subdivisions                7,163,867                17,393              (301,965)            6,879,295
Corporate obligations                     195,689                     -                (9,425)              186,264
Mortgage-backed securities             19,870,844                34,004              (387,189)           19,517,659
                                 ----------------      ----------------      ----------------      ----------------
     Total debt securities             36,626,502                70,728              (824,892)           35,872,338

Equity securities                       1,349,682               165,430               (11,966)            1,503,146
                                 ----------------      ----------------      ----------------      ----------------
                                 $     37,976,184      $        236,158      $       (836,858)     $     37,375,484
                                 ================      ================      ================      ================



                                                                  December 31, 1999
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


--------------------------------------------------------------------------------

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                                 September 30,       December 31,
                                                                                     2000                1999
                                                                                     ----                ----
     Real estate mortgages:
         Residential                                                            $    49,973,597    $     51,759,229
         Commercial                                                                  30,444,433          32,560,547
     Commercial, financial, and agricultural                                          6,869,448           6,060,456
     Consumer loans                                                                  11,413,408          16,619,461
     Other                                                                            2,063,499           2,117,972
                                                                                ---------------    ----------------
                                                                                    100,764,385         109,117,665
     Less allowance for loan losses                                                   2,108,607           1,649,815
                                                                                ---------------    ----------------
                                                                                $    98,655,778    $    107,467,850
                                                                                ===============    ================


Activity in the allowance for loan losses is summarized as follows:

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                        2000               1999
                                                                                        ----               ----

     Balance at beginning of period                                             $     1,649,815    $      1,802,773
     Provision charged to income                                                         25,000             820,000
     Charge-offs                                                                       (373,549)           (929,000)
     Recoveries                                                                         807,341             129,679
                                                                                ---------------    ----------------

     Balance at end of period                                                   $     2,108,607    $      1,823,452
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


--------------------------------------------------------------------------------

                                   (Continued)

                            SECURITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - MERGER

On May 26, 2000, the Company and Farmers National Banc Corp. (Farmers) entered into an agreement to merge. The transaction is structured as a tax-free exchange of stock and is expected to be accounted for using the pooling-of-interests method of accounting. The ratio at which Company shares will be exchanged for the shares of Farmers will be calculated by dividing $90 by an average of the price of Farmers' shares just prior to the closing of the transaction, provided that the ratio shall not be less than 7,344, nor greater than 9,937, shares for each Company share subject to certain conditions and adjustments. Should the Farmers "Closing Price" (as defined by the average closing price per share reported in a mutually agreeable source for the most recent 30 days on which actual trades of shares occur, ending on the second day immediately preceding the closing date) be less than $7.50, the Company may propose to terminate the agreement. The shares to be issued to the Company shareholders will be registered with the Securities and Exchange Commission. The merger is expected to be consummated in the fourth calendar quarter of 2000 and is subject to approvals by various regulatory authorities, which approvals have been received, and by the shareholders of the Company and Farmers.

NOTE 6 - SUBSEQUENT EVENT

On November 9, 2000, the Company's shareholders approved the agreement and plan of merger dated May 26, 2000 between Farmers National Banc Corp and the Company. Of 363,508.123034 shares issued and outstanding, 278,120.070763 or 76.51% voted to approve the merger, while 5,106.433292 (1.40%) voted against and 2,488.854250 (0.68%) abstained. The shareholders of Farmers National Banc Corp also approved the agreement and plan of merger on November 9, 2000. It is anticipated that the merger will become effective prior to December 31, 2000.



--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Financial Condition
-------------------

Total assets decreased by approximately $12.7 million or 7.36% from December 31, 1999 to September 30, 2000, primarily as a result of the decrease in the loan portfolio. Gross loans decreased by approximately $8.4 million or 7.66% during the first nine months of 2000. Decreases occurred in the residential real estate and consumer portfolios which combined to decrease approximately $7.0 million during the first nine months of 2000. A large part of the consumer portfolio decrease was due to management's plan to change the mix of the loan portfolio and de-emphasize indirect lending.

Total securities available for sale decreased by approximately $3.2 million or 7.81% to $37.4 million at September 30, 2000 from $40.5 million at December 31, 1999.

Total deposits decreased by approximately $9.5 million or 6.52%, during the first nine months of 2000. Decreases occurred in the savings and time deposit portfolios during the first nine months of 2000, and were partially offset by an increase in money market and interest bearing deposit accounts. During the first nine months of 2000, Management restructured the interest rates offered on its time deposits in order to extend the duration of its liabilities, thus reducing the Bank's level of interest rate risk. Interest rates are generally set to be competitive in the local market for the desired maturity ranges, without leading the market. While this decision has resulted in a decrease in the overall level of time deposits, Management considers this course of action to be in the Bank's best interests in terms of interest rate risk, future earnings potential and liquidity.

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

Stockholders' equity increased by approximately $624,000 for the nine month period ended September 30, 2000. The increase was due to net income of approximately $518,000, the decrease of net unrealized losses on securities of approximately $248,000 and an increase in common stock of $89,000 from the exercise of stock options. These increases were partially offset by payment of cash dividends of approximately $232,000.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


Results of Operations
---------------------

Net income for the nine-month period ending September 30, 2000 amounted to $518,000, compared to $449,000 during the same period in 1999. Net income for the three-month period ending September 30, 2000 amounted to $416,000, compared to $171,000 during the same period in 1999. Discussed below are the major factors which have influenced these operating results. The decrease in interest income for the first nine months is primarily due to the decrease in the average balance on loans compared to the same period in 1999. Net interest income, the primary source of earnings, is the amount by which interest and fees on loans and investments exceed the interest cost of deposits and other borrowings obtained to fund them. Net interest income is affected by the volume and composition of earning assets and interest-bearing liabilities as well as the level of non-interest-bearing demand deposits and stockholders' equity. Also impacting net interest income is the susceptibility of interest-earning assets and interest-bearing liabilities to changes in the general market level of interest rates. Management attempts to manage the repricing of assets and liabilities so as to achieve a stable level of net interest income and reduce the effect of significant changes in the market level of interest rates. This is accomplished through the pricing and promotion of various loan and deposit products as well as the active management of the Bank's portfolio of investment securities available for sale.

Interest income for the first nine months of 2000 totaled $9,095,000 compared to $9,128,000 during the same period in 1999, a decrease of $33,000. During the same time period, interest expense increased $66,000 from $4,504,000 in 1999 to $4,570,000 in 2000. Interest income for the three months ended September 30, 2000 decreased $60,000 or 2.0% during the same period in 1999. During the same time period, interest expense decreased $22,000 to $1,500,000. The decrease in interest income for the first nine months of 2000 is primarily the result of the increase in the average balance and rate earned on federal funds compared to the same period in 1999. The decrease in interest income for the three months ended September 30, 2000 is a result of the decrease in the average balance on loans and tax-exempt securities. The primary cause of the decrease in interest expense, for both the nine and three month ended, was due to the decrease in the average balance of deposits and FHLB advances.

The provision for loan losses for the nine months ended September 30, 2000 was $25,000, compared to $820,000 for the nine months ended September 30, 1999. The decrease in the provision is primarily related a lower level of net charge-offs during the current year, including the recovery of $600,000 from the Company's bond carrier as a result of losses suffered in the Bank's indirect auto loan portfolio due to loans granted by a former officer on terms and conditions outside the Bank's policy limits. The allowance for loan losses was 2.09% of gross loans and 185.78% of non-performing loans at September 30, 2000.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The adequacy of the allowance for loan losses is evaluated by management on an ongoing basis. This review includes an assessment of problem loans and probable unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgements which may be different from those of management.

Non-interest income, which is comprised principally of service charges on deposit accounts, decreased 12.6% and 18.3%, or $79,000 and $39,000 from $627,000 and $214,000 for the nine and three months ended June 30, 1999 to $548,000 and $175,000 for the nine and three months ended September 30, 2000. The decrease is due to the net loss realized on the sale of securities when compared to the same period in 1999, a reduction in the gain on sale of loans from 1999 to 2000 and a decrease in service charges on deposits.

Non-interest expense increased $443,000 and $93,000 or 11.3% and 7.3% to $4,382,000 and $1,354,000 for the nine and three months ended September 30, 2000 from $3,939,000 and $1,261,000 for the nine and three months ended September 30, 1999. Of the increase, $197,000 and $50,000 related to increases in salaries and benefits expenses during the nine and three months ended September 30, 2000 when compared to the same period in 1999. Also, additional expenses were incurred due to the outside consulting engagements due to the regulatory agreement and proposed merger. The remaining amount of the increase in non-interest expense is due to the general increase in other general operating expenses including increases in professional fees, collection expense and FDIC insurance.

RISK ELEMENTS

Nonperforming Assets

The following schedule presents information concerning nonperforming assets including nonaccrual loans, loans 90 days or more past due, and other real estate owned at September 30, 2000 and December 31, 1999. A loan is classified as nonaccural when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


                                                                                   September 30,      December 31,
                                                                                        2000               1999
                                                                                        ----               ----
                                                                                       (Dollars in Thousand)

Loans on nonaccrual basis                                                           $     1,099         $     1,041
Loans past due 90 days or more and still accruing                                            36                 184
                                                                                    -----------         -----------
Total non-performing loans                                                                1,135               1,225

Other non-performing assets                                                                  25                  22
                                                                                    -----------         -----------

Total non-performing assets                                                         $     1,160         $     1,247
                                                                                    ===========         ===========

Total non-performing loans to
     total loans                                                                          1.12%               1.12%

Total non-performing loans to
     total assets                                                                          .71%                .71%

Total non-performing assets to
     total assets                                                                          .73%                .72%


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

Liquidity management is influenced by cash generated by operating activities, investing activities and financing activities. The most important source of funds is the deposits which are primarily core deposits (deposits from customers with other relationships). Short-term borrowings from the Federal Home Loan Bank supplement the Company's availability of funds.


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

MERGER

On May 26, 2000, the Company and Farmers National Banc Corp. (Farmers) entered into an agreement to merge. The transaction is structured as a tax-free exchange of stock and is expected to be accounted for using the pooling-of-interests method of accounting. The merger is expected to be consummated in the fourth quarter of 2000 and is subject to approvals by various regulatory authorities, which approvals have been received, and by the shareholders of the Company and Farmers. The Company will incur various costs, such as: fees to investment banker; attorney fees and other miscellaneous costs, at the close of the merger. All of these costs have not been determined at this time.

CAPITAL RESOURCES

Under regulations issued by federal banking agencies, banks and bank holding companies are required to maintain certain minimum capital ratios known as the risk-based capital ratio and the leverage ratio. At September 30, 2000, the Company's Tier 1 Capital (to average assets), Tier 1 Capital (to risk-weighted assets) and total risk-based capital ratios were 9.16%, 15.63% and 16.96%, respectively, compared to 8.47%, 13.74% and 15.10% at December 31, 1999, respectively. The Company has exceeded all required regulatory capital ratios for each period presented and is considered "well capitalized" under all federal banking agency regulations.

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

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the Company is required to adopt effective January 1, 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the company does not believe the effect of adopting SFAS 133 will be material to its financial position.

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

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1 -  Legal Proceedings.

In 1999, a bank customer initiated a lawsuit against the bank as a result of the loss the customer sustained by the criminal forgery acts of the customer's comptroller. The customer alleged damages in the amount of $3,500,000.00. The litigation was dismissed by the Court on July 27, 2000, upon the bank's motion. The customer did not appeal. This matter has been terminated.

In 1998, the bank initiated a civil action against a former bank officer and other individuals previously engaged as finance and insurance managers with automobile agencies. The action was based upon the allegation that the bank officer violated the underwriting standards for indirect loans, which resulted in a loss to the bank in its indirect loan portfolio. In addition to the litigation, the bank asserted a claim against its fidelity bond carrier, Ohio Casualty Company. Ohio Casualty entered into a settlement agreement with the bank in the amount of $600,000.00. Recovery from the bonding company in September, 2000 was accounted for as a recovery of charged off loans. As a result of the settlement with the bonding company, the bank terminated its litigation against the former officer; and is in the process of negotiating termination with the other parties named by the bank in the Summit County litigation.

Item 2 - Changes in rights of the Company's Security holders.
None.

Item 3 - Defaults upon senior securities.
None.

Item 4 - Submission of Matters to a Vote of Security Holders.

On November 9, 2000, the Company's shareholders approved the agreement and plan of merger dated May 26, 2000 between Farmers National Banc Corp and the Company. The results were the following:

               FOR                    278,120.070763
               AGAINST                  5,106.433292
               ABSTAINED                2,488.854250

Item 5 - Other information.
None.


--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

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

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                     Nine Months Ended                   Three Months Ended
                                                       September 30,                        September 30,
                                                       -------------                        -------------
                                                   2000             1999                2000             1999
                                                   ----             ----                ----             ----
Numerator:
Net income                                     $    518,094    $    448,988         $    416,381    $    170,605

Denominator:
Weighted-average common
  shares outstanding (basic)                        362,066         348,154              362,646         349,217
Exercise of options                                     565             558                  565             601
Weighted-average common
  shares outstanding (diluted)                      362,631         348,712              363,211         349,818

Earnings per share:
Basic                                          $       1.43    $       1.29         $       1.15    $        .49
Diluted                                        $       1.43    $       1.29         $       1.15    $        .49

              27 Financial Data Schedule for the nine months ended September 30, 2000 (1)

(b.)          Reports on Form 8-K - None

(1)  Filed only in electronic format.

--------------------------------------------------------------------------------

                            SECURITY FINANCIAL CORP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SECURITY FINANCIAL CORP.
                                           ------------------------
                                           (Registrant)



Date:  November 14, 2000                   /s/C. James Bess
     -------------------------             ----------------
                                           C. James Bess
                                           President and Chief Executive Officer

Date:  November 14, 2000                   /s/Stephen K. Miller
     -------------------------             --------------------
                                           Stephen K. Miller
                                           Treasurer


--------------------------------------------------------------------------------